Form 10-Q
period 2023-06-30
Prestige Consumer Healthcare Inc.
filed 2023-08-03
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes ☐ No ☒
As of July 28, 2023, there were 49,539,405 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Revenues
Net sales	$279,299	$277,024
Other revenues	10	35
Total revenues	279,309	277,059

Cost of Sales
Cost of sales excluding depreciation	122,654	114,996
Cost of sales depreciation	1,982	1,944
Cost of sales	124,636	116,940
Gross profit	154,673	160,119

Operating Expenses
Advertising and marketing	36,231	39,951
General and administrative	27,687	26,714
Depreciation and amortization	5,561	6,440
Total operating expenses	69,479	73,105
Operating income	85,194	87,014

Other expense
Interest expense, net	17,719	15,292
Other (income) expense, net	(1,238)	825
Total other expense, net	16,481	16,117
Income before income taxes	68,713	70,897
Provision for income taxes	15,437	15,625
Net income	$53,276	$55,272

Earnings per share:
Basic	$1.07	$1.10
Diluted	$1.06	$1.09

Weighted average shares outstanding:
Basic	49,767	50,264
Diluted	50,196	50,730

Comprehensive income, net of tax:
Currency translation adjustments	(646)	(9,519)
Net loss on termination of pension plan	—	(790)
Total other comprehensive loss	(646)	(10,309)
Comprehensive income	$52,630	$44,963
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2023	March 31, 2023

Assets
Current assets
Cash and cash equivalents	$54,580	$58,489
Accounts receivable, net of allowance of $24,928 and $20,205, respectively	157,950	167,016
Inventories	169,849	162,121
Prepaid expenses and other current assets	9,379	4,117
Total current assets	391,758	391,743

Property, plant and equipment, net	69,979	70,412
Operating lease right-of-use assets	13,443	14,923
Finance lease right-of-use assets, net	3,535	4,200
Goodwill	527,458	527,553
Intangible assets, net	2,336,137	2,341,893
Other long-term assets	3,267	3,005
Total Assets	$3,345,577	$3,353,729

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	57,861	62,743
Accrued interest payable	15,188	15,688
Operating lease liabilities, current portion	6,600	6,926
Finance lease liabilities, current portion	2,855	2,834
Other accrued liabilities	64,767	72,524
Total current liabilities	147,271	160,715

Long-term debt, net	1,316,711	1,345,788
Deferred income tax liabilities	383,955	380,434
Long-term operating lease liabilities, net of current portion	8,217	9,876
Long-term finance lease liabilities, net of current portion	945	1,667
Other long-term liabilities	8,183	8,165
Total Liabilities	1,865,282	1,906,645

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 55,220 shares at June 30, 2023 and 54,857 shares at March 31, 2023	552	548
Additional paid-in capital	546,526	535,356
Treasury stock, at cost - 5,680 shares at June 30, 2023 and 5,165 shares at March 31, 2023	(219,707)	(189,114)
Accumulated other comprehensive loss, net of tax	(32,210)	(31,564)
Retained earnings	1,185,134	1,131,858
Total Stockholders' Equity	1,480,295	1,447,084
Total Liabilities and Stockholders' Equity	$3,345,577	$3,353,729
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084
Stock-based compensation	—	—	4,146	—	—	—	—	4,146
Exercise of stock options	173	2	7,026	—	—	—	—	7,028
Issuance of shares related to restricted stock	190	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,593)	—	—	(30,593)
Net income	—	—	—	—	—	—	53,276	53,276
Comprehensive loss	—	—	—	—	—	(646)	—	(646)
Balances at June 30, 2023	55,220	$552	$546,526	5,680	$(219,707)	$(32,210)	$1,185,134	$1,480,295

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611
Stock-based compensation	—	—	3,857	—	—	—	—	3,857
Exercise of stock options	39	1	1,488	—	—	—	—	1,489
Issuance of shares related to restricted stock	221	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	777	(43,177)	—	—	(43,177)
Net income	—	—	—	—	—	—	55,272	55,272
Comprehensive loss	—	—	—	—	—	(10,309)	—	(10,309)
Balances at June 30, 2022	54,690	$547	$520,926	4,928	$(176,825)	$(29,341)	$1,269,436	$1,584,743
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2023	2022
Operating Activities
Net income	$53,276	$55,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,543	8,384
Loss on disposal of property and equipment	—	13
Deferred income taxes	4,272	1,213
Amortization of debt origination costs	983	828
Stock-based compensation costs	4,146	3,857
Non-cash operating lease cost	1,244	1,493
Other	—	446
Changes in operating assets and liabilities:
Accounts receivable	5,632	(7,079)
Inventories	(7,711)	(14,415)
Prepaid expenses and other current assets	(5,181)	(3,227)
Accounts payable	(5,599)	2,542
Accrued liabilities	(8,519)	10,524
Operating lease liabilities	(1,745)	(1,602)
Other	(254)	(2)
Net cash provided by operating activities	48,087	58,247

Investing Activities
Purchases of property, plant and equipment	(1,477)	(1,047)
Other	3,800	—
Net cash provided by (used in) investing activities	2,323	(1,047)

Financing Activities
Term loan repayments	(30,000)	(15,000)
Borrowings under revolving credit agreement	—	20,000
Repayments under revolving credit agreement	—	(10,000)
Payments of finance leases	(699)	(686)
Proceeds from exercise of stock options	7,028	1,489
Fair value of shares surrendered as payment of tax withholding	(5,508)	(5,450)
Repurchase of common stock	(25,000)	(37,727)
Net cash used in financing activities	(54,179)	(47,374)
Effects of exchange rate changes on cash and cash equivalents	(140)	(1,142)
Increase (decrease) in cash and cash equivalents	(3,909)	8,684
Cash and cash equivalents - beginning of period	58,489	27,185
Cash and cash equivalents - end of period	$54,580	$35,869
Interest paid	$17,582	$3,562
Income taxes paid	$11,964	$1,799
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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment and geopolitical events. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, these global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning global supply chain constraints, the high inflationary environment, global instability and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2024) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2023 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2024.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply Topic 606 to recognize and measure contract assets and liabilities in a business combination. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this standard effective April 1, 2023. The impact of the adoption of this new standard will depend on the magnitude of future acquisitions.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and also issued subsequent amendments to the initial guidance (collectively, "Topic 848"). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. On April 4, 2023, we entered into Amendment No. 8 ("ABL Amendment No. 8") to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with Secured Overnight Financing Rate ("SOFR") as our reference rate. On June 12, 2023, we entered into Amendment No. 7 ("Term Loan Amendment No. 7") to the Company’s term loan originally entered into on January 31, 2012 (the “2012 Term Loan”), effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with SOFR as our reference rate. Effective July 1, 2023, we have transitioned all discontinued reference rates to SOFR. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

2.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2023	March 31, 2023
Components of Inventories
Packaging and raw materials	$22,671	$20,634
Work in process	291	220
Finished goods	146,887	141,267
Inventories	$169,849	$162,121

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.9 million at June 30, 2023 and $5.8 million at March 31, 2023 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2023
Goodwill	$711,452	$30,204	$741,656
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2023	498,936	28,617	527,553
Adjustment related to acquisition	—	—	—
Effects of foreign currency exchange rates	—	(95)	(95)
Balance - June 30, 2023
Goodwill	711,452	30,109	741,561
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - June 30, 2023	$498,936	$28,522	$527,458

On an annual basis during the fourth quarter of each fiscal year, or more frequently if conditions indicate that the carrying value of the asset may not be recoverable, management performs a review of the values assigned to goodwill and tests for impairment. The date of our annual impairment review was February 28, 2023, and we recorded impairment charges to goodwill of $48.8 million in our March 31, 2023 financial statements. We utilized the discounted cash flow method to estimate the fair value of our reporting units as part of the goodwill impairment test. We also considered our market capitalization at February 28, 2023 as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of June 30, 2023, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2023	$2,168,902	$411,118	$2,580,020
Effects of foreign currency exchange rates	(671)	(145)	(816)
Balance — June 30, 2023	$2,168,231	$410,973	$2,579,204

Accumulated Amortization
Balance — March 31, 2023	$—	$238,127	$238,127
Additions	—	4,953	4,953
Effects of foreign currency exchange rates	—	(13)	(13)
Balance — June 30, 2023	$—	$243,067	$243,067

Intangible assets, net - June 30, 2023	$2,168,231	$167,906	$2,336,137

Amortization expense was $5.0 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 25 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2024 (remaining nine months ended March 31, 2024)	$15,433
2025	18,906
2026	16,956
2027	15,363
2028	13,017
Thereafter	88,231
$167,906

Under accounting guidelines, indefinite-lived assets are not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below the carrying amount. The date of our annual impairment review was February 28, 2023, and we recorded impairment charges to intangible assets of $321.4 million in our March 31, 2023 financial statements. Additionally, at each reporting period, an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and are also tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

We utilize the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties in the analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of June 30, 2023, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(In thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$665	$665
Interest on lease liabilities	30	50
Operating lease cost	1,624	1,634
Short term lease cost	33	34
Variable lease cost	16,456	11,999
Total net lease cost	$18,808	$14,382

As of June 30, 2023, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2024 (remaining nine months ending March 31, 2024)	$5,265	$2,191	$7,456
2025	4,743	1,509	6,252
2026	2,260	96	2,356
2027	1,889	80	1,969
2028	1,436	—	1,436
Thereafter	264	—	264
Total undiscounted lease payments	15,857	3,876	19,733
Less amount of lease payments representing interest	(1,040)	(76)	(1,116)
Total present value of lease payments	$14,817	$3,800	$18,617

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2023
Weighted average remaining lease term (years)
Operating leases	3.15
Finance leases	1.45
Weighted average discount rate
Operating leases	3.51%
Finance leases	2.95%

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2023	March 31, 2023
Accrued marketing costs	$33,143	$30,471
Accrued compensation costs	5,807	14,292
Accrued broker commissions	1,958	1,767
Income taxes payable	9,764	10,645
Accrued professional fees	4,056	4,254
Accrued production costs	4,593	5,700
Other accrued liabilities	5,446	5,395
	$64,767	$72,524

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2023	March 31, 2023
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum, due on July 1, 2028. *	330,000	360,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or LIBOR (at March 31, 2023) and SOFR (at June 30, 2023) plus applicable margin. Any unpaid balance is due on December 11, 2024.	—	—
Long-term debt	1,330,000	1,360,000
Less: unamortized debt costs	(13,289)	(14,212)
Long-term debt, net	$1,316,711	$1,345,788
* On June 12, 2023, we entered into Term Loan Amendment No. 7 to the Company’s 2012 Term Loan, effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with SOFR as our reference rate.

At June 30, 2023, we had no balance outstanding on the Company's asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver") and a borrowing capacity of $174.9 million.

On April 4, 2023, we entered into Amendment No. 8 to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with SOFR as our reference rate.
As of June 30, 2023, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans under the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2024 (remaining nine months ending March 31, 2024)	$—
2025	—
2026	—
2027	—
2028	400,000
Thereafter	930,000
$1,330,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at June 30, 2023 and March 31, 2023.

	June 30, 2023		March 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	379,000	400,000	383,500
2021 Senior Notes	600,000	493,500	600,000	510,750
2012 Term B-5 Loans	330,000	329,175	360,000	359,550

At June 30, 2023 and March 31, 2023, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2023.

On May 2, 2023, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's issued and outstanding common stock through May 31, 2024 utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the Securities and Exchange Commission. We completed the repurchase in the first quarter of fiscal 2024.

During the three months ended June 30, 2023 and 2022, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended June 30,
	2023	2022
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	88,953	99,219
Average price per share	$61.92	$54.94
Total amount repurchased	$5.5 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	426,479	677,555
Average price per share	$58.62	$55.68
Total amount repurchased	$25.0 million	$37.7 million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2023 and March 31, 2023:

(In thousands)	June 30, 2023	March 31, 2023
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(32,926)	$(32,280)
Unrecognized net gain on pension plans, net of tax of $(214) and $(214), respectively	716	716
Accumulated other comprehensive loss, net of tax	$(32,210)	$(31,564)

As of June 30, 2023 and March 31, 2023, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Numerator
Net income	$53,276	$55,272

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,767	50,264
Dilutive effect of unvested restricted stock units and options issued to employees and directors	429	466
Denominator for diluted earnings per share	50,196	50,730

Earnings per Common Share:
Basic earnings per share	$1.07	$1.10

Diluted earnings per share	$1.06	$1.09

For both the three months ended June 30, 2023 and 2022, there were 0.4 million shares attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

12.    Stock-Based Compensation

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

The following table provides information regarding our stock-based compensation:

	Three Months Ended June 30,
(In thousands)	2023	2022
Pre-tax stock-based compensation costs charged against income	$4,146	$3,857
Income tax benefit recognized on compensation costs	$406	$537
Total fair value of options and RSUs vested during the period	$11,226	$10,225
Cash received from the exercise of stock options	$7,028	$1,489
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$876	$2,895

At June 30, 2023, there were $4.6 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.3 years. At June 30, 2023, there were $15.1 million of unrecognized compensation costs related to unvested RSUs and PSUs under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.3 years.

At June 30, 2023, there were 1.9 million shares available for issuance under the 2020 Plan.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2022
Unvested at March 31, 2022	440.9	$38.45
Granted	134.0	54.47
Incremental performance shares	42.4	—
Vested	(222.4)	32.05
Unvested at June 30, 2022	394.9	46.65
Vested at June 30, 2022	108.5	36.54

Three Months Ended June 30, 2023
Unvested at March 31, 2023	409.0	$47.17
Granted	142.8	61.73
Incremental performance shares	41.3	—
Vested	(189.3)	41.81
Forfeited	(4.2)	54.92
Unvested at June 30, 2023	399.6	54.18
Vested at June 30, 2023	108.5	36.54

Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Three Months Ended June 30,
	2023	2022
Expected volatility	30.2% - 31.6%	30.8% - 30.9%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	3.6%	2.8% to 2.9%
Weighted average grant date fair value of options granted	$23.75	$20.10

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2022
Outstanding at March 31, 2022	1,100.9	$40.62
Granted	197.6	54.48
Exercised	(39.1)	38.04
Outstanding at June 30, 2022	1,259.4	42.88	6.9	$20,052
Vested at June 30, 2022	827.0	39.98	5.7	$15,567

Three Months Ended June 30, 2023
Outstanding at March 31, 2023	1,081.0	$43.96
Granted	128.1	61.73
Exercised	(172.9)	40.64
Forfeited	(19.3)	54.86
Expired	(1.7)	54.47
Outstanding at June 30, 2023	1,015.2	46.54	6.5	$13,369
Vested at June 30, 2023	700.1	42.70	5.4	$11,714

The aggregate intrinsic value of options exercised during the three months ended June 30, 2023 was $3.2 million.

13.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 22.5% and 22.0% for the three months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due to discrete items primarily pertaining to state tax rate legislative changes and stock-based compensation.

14.    Commitments and Contingencies

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

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three months ended June 30, 2023 and 2022, approximately 41.0% and 41.5%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 20.8% and 19.9%, respectively, of our gross revenues for the three months ended June 30, 2023 and 2022. An additional customer, Amazon, accounted for 11.0% of our gross revenues for the first quarter of the current fiscal year.

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

At June 30, 2023, we had relationships with 135 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 74.8% of gross sales for the three months ended June 30, 2023. At June 30, 2022, we had relationships with 129 third-party manufacturers.  Of those, we had long-term contracts with 25 manufacturers that produced items that accounted for approximately 71.0% of gross sales for the three months ended June 30, 2022. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

16.    Business Segments

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

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$246,143	$33,166	$279,309
Cost of sales	110,076	14,560	124,636
Gross profit	136,067	18,606	154,673
Advertising and marketing	31,401	4,830	36,231
Contribution margin	$104,666	$13,776	118,442
Other operating expenses			33,248
Operating income			$85,194
* Intersegment revenues of $1.4 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$242,518	$34,541	$277,059
Cost of sales	102,921	14,019	116,940
Gross profit	139,597	20,522	160,119
Advertising and marketing	35,412	4,539	39,951
Contribution margin	$104,185	$15,983	120,168
Other operating expenses			33,154
Operating income			$87,014
* Intersegment revenues of $0.5 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,182	$842	$28,024
Cough & Cold	20,374	6,052	26,426
Women's Health	54,955	4,956	59,911
Gastrointestinal	44,681	12,910	57,591
Eye & Ear Care	39,471	4,021	43,492
Dermatologicals	34,678	1,338	36,016
Oral Care	21,726	3,022	24,748
Other OTC	3,076	25	3,101
Total segment revenues	$246,143	$33,166	$279,309

	Three Months Ended June 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,797	$453	$28,250
Cough & Cold	21,592	6,271	27,863
Women's Health	61,184	4,867	66,051
Gastrointestinal	40,067	14,027	54,094
Eye & Ear Care	38,611	4,736	43,347
Dermatologicals	29,455	1,006	30,461
Oral Care	20,975	3,170	24,145
Other OTC	2,837	11	2,848
Total segment revenues	$242,518	$34,541	$277,059

17.    Subsequent Event

Director Equity Grants
Pursuant to the 2020 Plan, each of the independent members of the Board of Directors received a grant of 2,295 RSUs on August 1, 2023. The RSUs fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 25 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, references to a year (e.g., 2024) refers to our fiscal year ended March 31 of that year.

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment and geopolitical events. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our consumers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, these global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic, unprecedented environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning global supply chain constraints, the high inflationary environment, global instability and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2023	%	2022	%	Amount	%
North American OTC Healthcare
Analgesics	$27,182	9.7	$27,797	10.0	$(615)	(2.2)
Cough & Cold	20,374	7.3	21,592	7.8	(1,218)	(5.6)
Women's Health	54,955	19.7	61,184	22.1	(6,229)	(10.2)
Gastrointestinal	44,681	16.0	40,067	14.5	4,614	11.5
Eye & Ear Care	39,471	14.1	38,611	13.9	860	2.2
Dermatologicals	34,678	12.4	29,455	10.6	5,223	17.7
Oral Care	21,726	7.8	20,975	7.6	751	3.6
Other OTC	3,076	1.1	2,837	1.0	239	8.4
Total North American OTC Healthcare	246,143	88.1	242,518	87.5	3,625	1.5

International OTC Healthcare
Analgesics	842	0.3	453	0.2	389	85.9
Cough & Cold	6,052	2.2	6,271	2.2	(219)	(3.5)
Women's Health	4,956	1.8	4,867	1.8	89	1.8
Gastrointestinal	12,910	4.6	14,027	5.1	(1,117)	(8.0)
Eye & Ear Care	4,021	1.4	4,736	1.7	(715)	(15.1)
Dermatologicals	1,338	0.5	1,006	0.4	332	33.0
Oral Care	3,022	1.1	3,170	1.1	(148)	(4.7)
Other OTC	25	—	11	—	14	127.3
Total International OTC Healthcare	33,166	11.9	34,541	12.5	(1,375)	(4.0)

Total Consolidated	$279,309	100.0	$277,059	100.0	$2,250	0.8

Total revenues for the three months ended June 30, 2023 were $279.3 million, an increase of $2.3 million, or 0.8%, versus the three months ended June 30, 2022.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $3.6 million, or 1.5%, during the three months ended June 30, 2023 versus the three months ended June 30, 2022. The $3.6 million increase was primarily attributable to an increase in sales in the Dermatological and Gastrointestinal categories, partly offset by a decrease in sales in the Women's Health category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $1.4 million, or 4.0%, during the three months ended June 30, 2023 versus the three months ended June 30, 2022. The $1.4 million decrease was mainly attributable to a decrease in sales in the Gastrointestinal and Eye & Ear categories.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2023	%	2022	%	Amount	%
North American OTC Healthcare	$136,067	55.3	$139,597	57.6	$(3,530)	(2.5)
International OTC Healthcare	18,606	56.1	20,522	59.4	(1,916)	(9.3)
	$154,673	55.4	$160,119	57.8	$(5,446)	(3.4)

Gross profit for the three months ended June 30, 2023 decreased $5.4 million, or 3.4%, when compared with the three months ended June 30, 2022.  As a percentage of total revenues, gross profit decreased to 55.4% during the three months ended June 30, 2023, from 57.8% during the three months ended June 30, 2022, primarily due to increased supply chain costs and product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.5 million, or 2.5%, during the three months ended June 30, 2023 versus the three months ended June 30, 2022. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 55.3% during the three months ended June 30, 2023 from 57.6% during the three months ended June 30, 2022, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $1.9 million, or 9.3%, during the three months ended June 30, 2023 versus the three months ended June 30, 2022. As a percentage of International OTC Healthcare revenues, gross profit decreased to 56.1% during the three months ended June 30, 2023 from 59.4% during the three months ended June 30, 2022, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2023	%	2022	%	Amount	%
North American OTC Healthcare	$104,666	42.5	$104,185	43.0	$481	0.5
International OTC Healthcare	13,776	41.5	15,983	46.3	(2,207)	(13.8)
	$118,442	42.4	$120,168	43.4	$(1,726)	(1.4)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the three months ended June 30, 2023 was relatively flat, increasing $0.5 million, or 0.5%, when compared with the three months ended June 30, 2022. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 42.5% during the three months ended June 30, 2023 from 43.0% during the three months ended June 30, 2022.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $2.2 million, or 13.8%, during the three months ended June 30, 2023 versus the three months ended June 30, 2022. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 41.5% during the three months ended June 30, 2023 from 46.3% during the three months ended June 30, 2022. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $27.7 million for the three months ended June 30, 2023 and $26.7 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increases in compensation costs, partly offset by a decrease in professional fees in the three months ended June 30, 2023.

Depreciation and Amortization
Depreciation and amortization expenses were $5.6 million for the three months ended June 30, 2023 and $6.4 million for the three months ended June 30, 2022. The decrease in depreciation and amortization expenses was primarily attributable to a decrease in amortization expense due to impairment charges taken in fiscal 2023.

Interest Expense, Net
Interest expense, net was $17.7 million during the three months ended June 30, 2023 versus $15.3 million during the three months ended June 30, 2022. The average indebtedness decreased to $1.4 billion during the three months ended June 30, 2023 from $1.5 billion during the three months ended June 30, 2022. The average cost of borrowing increased to 5.3% for the three months ended June 30, 2023 compared to 4.1% for the three months ended June 30, 2022.

Income Taxes
The provision for income taxes during the three months ended June 30, 2023 was $15.4 million versus $15.6 million during the three months ended June 30, 2022.  The effective tax rate during the three months ended June 30, 2023 was 22.5% versus 22.0% during the three months ended June 30, 2022. The increase in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to the impact of discrete items primarily pertaining to state tax rate legislative changes and stock-based compensation.
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

As of June 30, 2023, we had cash and cash equivalents of $54.6 million, a decrease of $3.9 million from March 31, 2023. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2023	2022	$ Change
Cash provided by (used in):
Operating Activities	$48,087	$58,247	$(10,160)
Investing Activities	2,323	(1,047)	3,370
Financing Activities	(54,179)	(47,374)	(6,805)
Effects of exchange rate changes on cash and cash equivalents	(140)	(1,142)	1,002
Net change in cash and cash equivalents	$(3,909)	$8,684	$(12,593)

Operating Activities
Net cash provided by operating activities was $48.1 million for the three months ended June 30, 2023, compared to $58.2 million for the three months ended June 30, 2022. The $10.2 million decrease was primarily due to increased working capital.

Investing Activities
Net cash provided by investing activities was $2.3 million for the three months ended June 30, 2023, compared to net cash used in investing activities of $1.0 million for the three months ended June 30, 2022. The change was primarily due to proceeds we received from a short term loan repayment.

Financing Activities
Net cash used in financing activities was $54.2 million for the three months ended June 30, 2023, compared to $47.4 million for the three months ended June 30, 2022. The $6.8 million increase was primarily due to lower net borrowings of $25.0 million compared to prior year, partly offset by a decrease in the repurchase of shares of our common stock in conjunction with our share repurchase program of $12.7 million and an increase in the proceeds from exercise of stock options of $5.5 million in the three months ended June 30, 2023.

Capital Resources

As of June 30, 2023, we had an aggregate of $1.3 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and
•$330.0 million of borrowings under the Term B-5 Loans under the 2012 Term Loan due July 1, 2028.

As of June 30, 2023, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $174.9 million.

Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on our term loan originally entered into on January 31, 2012 (the "2012 Term Loan”) until maturity.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2024 (remaining nine months ending March 31, 2024)	$—
2025	—
2026	—
2027	—
2028	400,000
Thereafter	930,000
$1,330,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended June 30, 2023 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2023 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2023 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At June 30, 2023, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management

anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  There were no material changes to our critical accounting policies during the three months ended June 30, 2023.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At June 30, 2023, approximately $330.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three months ended June 30, 2023 of approximately $0.9 million, respectively.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2023 and 2022, approximately 10.6% and 13.6%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2023 and 2022. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.7 million for the three months ended June 30, 2023 and approximately $2.2 million for the three months ended June 30, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2023.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2023, which could materially affect our business, financial condition or results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	—	$—	—	$—
May 1 to May 31, 2023	363,138	$59.88	274,600	$8,740,161
June 1 to June 30, 2023	152,294	$57.54	151,879	$—
Total	515,432	$59.19	426,479
(a) The majority of these shares (426,479 shares) were made pursuant to our share repurchase program which was announced in May 2023 and permits the repurchase of up to $25.0 million of our common stock through May 2024. The remaining repurchases (88,953 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 5.    OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2023 Annual Meeting of Stockholders of the Company was held on August 1, 2023. The stockholders of the Company voted upon four proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2024 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	44,639,759	1,825,062	562,398
John E. Byom	45,457,473	1,007,348	562,398
Celeste A. Clark	45,565,993	898,828	562,398
James C. D'Arecca	45,729,012	735,809	562,398
Sheila A. Hopkins	46,328,635	136,186	562,398
Natale S. Ricciardi	42,688,666	3,776,155	562,398
Dawn M. Zier	46,181,193	283,628	562,398

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2024.

For	Against	Abstentions
45,545,567	1,456,464	25,188

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
44,602,355	1,762,951	99,515	562,398

Item 4 - Advisory vote to determine the preferred frequency of the advisory vote on compensation of the Company's named executive officers.

Every One Year	Every Two Years	Every Three Years	Abstentions	Broker Non-Votes
42,613,034	6,160	3,831,506	14,121	562,398

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

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
Amendment No. 7, dated as of June 12, 2023, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent, and other agents named therein.

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 3, 2023	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)