Form 10-Q
period 2023-09-30
Prestige Consumer Healthcare Inc.
filed 2023-11-02
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes ☐ No ☒
As of October 27, 2023, there were 49,618,585 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks or trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues
Net sales	$286,307	$289,264	$565,606	$566,288
Other revenues	9	9	19	44
Total revenues	286,316	289,273	565,625	566,332

Cost of Sales
Cost of sales excluding depreciation	124,324	126,384	246,978	241,380
Cost of sales depreciation	1,972	1,880	3,954	3,824
Cost of sales	126,296	128,264	250,932	245,204
Gross profit	160,020	161,009	314,693	321,128

Operating Expenses
Advertising and marketing	40,102	43,819	76,333	83,770
General and administrative	25,997	26,438	53,684	53,152
Depreciation and amortization	5,671	6,368	11,232	12,808
Total operating expenses	71,770	76,625	141,249	149,730
Operating income	88,250	84,384	173,444	171,398

Other expense
Interest expense, net	17,606	16,979	35,325	32,271
Other (income) expense, net	229	812	(1,009)	1,637
Total other expense, net	17,835	17,791	34,316	33,908
Income before income taxes	70,415	66,593	139,128	137,490
Provision for income taxes	16,856	15,570	32,293	31,195
Net income	$53,559	$51,023	$106,835	$106,295

Earnings per share:
Basic	$1.08	$1.02	$2.15	$2.12
Diluted	$1.07	$1.02	$2.13	$2.11

Weighted average shares outstanding:
Basic	49,687	49,804	49,727	50,033
Diluted	50,081	50,265	50,138	50,496

Comprehensive income, net of tax:
Currency translation adjustments	(3,784)	(7,118)	(4,430)	(16,637)
Net loss on termination of pension plan	—	—	—	(790)
Total other comprehensive loss	(3,784)	(7,118)	(4,430)	(17,427)
Comprehensive income	$49,775	$43,905	$102,405	$88,868
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2023	March 31, 2023

Assets
Current assets
Cash and cash equivalents	$60,067	$58,489
Accounts receivable, net of allowance of $21,994 and $20,205, respectively	158,456	167,016
Inventories	161,283	162,121
Prepaid expenses and other current assets	8,392	4,117
Total current assets	388,198	391,743

Property, plant and equipment, net	70,700	70,412
Operating lease right-of-use assets	12,134	14,923
Finance lease right-of-use assets, net	2,870	4,200
Goodwill	526,860	527,553
Intangible assets, net	2,328,250	2,341,893
Other long-term assets	3,862	3,005
Total Assets	$3,332,874	$3,353,729

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	44,381	62,743
Accrued interest payable	15,635	15,688
Operating lease liabilities, current portion	6,732	6,926
Finance lease liabilities, current portion	2,876	2,834
Other accrued liabilities	60,080	72,524
Total current liabilities	129,704	160,715

Long-term debt, net	1,262,972	1,345,788
Deferred income tax liabilities	388,481	380,434
Long-term operating lease liabilities, net of current portion	6,644	9,876
Long-term finance lease liabilities, net of current portion	218	1,667
Other long-term liabilities	8,896	8,165
Total Liabilities	1,796,915	1,906,645

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 55,291 shares at September 30, 2023 and 54,857 shares at March 31, 2023	552	548
Additional paid-in capital	552,369	535,356
Treasury stock, at cost - 5,680 shares at September 30, 2023 and 5,165 shares at March 31, 2023	(219,661)	(189,114)
Accumulated other comprehensive loss, net of tax	(35,994)	(31,564)
Retained earnings	1,238,693	1,131,858
Total Stockholders' Equity	1,535,959	1,447,084
Total Liabilities and Stockholders' Equity	$3,332,874	$3,353,729
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2023	55,220	$552	$546,526	5,680	$(219,707)	$(32,210)	$1,185,134	$1,480,295
Stock-based compensation	—	—	3,688	—	—	—	—	3,688
Exercise of stock options	58	—	2,155	—	—	—	—	2,155
Issuance of shares related to restricted stock	13	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	46	—	—	46
Net income	—	—	—	—	—	—	53,559	53,559
Comprehensive loss	—	—	—	—	—	(3,784)	—	(3,784)
Balances at September 30, 2023	55,291	$552	$552,369	5,680	$(219,661)	$(35,994)	$1,238,693	$1,535,959

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2022	54,690	$547	$520,926	4,928	$(176,825)	$(29,341)	$1,269,436	$1,584,743
Stock-based compensation	—	—	3,466	—	—	—	—	3,466
Treasury share repurchases	—	—	—	236	(12,273)	—	—	(12,273)
Net income	—	—	—	—	—	—	51,023	51,023
Comprehensive loss	—	—	—	—	—	(7,118)	—	(7,118)
Balances at September 30, 2022	54,690	$547	$524,392	5,164	$(189,098)	$(36,459)	$1,320,459	$1,619,841

	Six Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084
Stock-based compensation	—	—	7,834	—	—	—	—	7,834
Exercise of stock options	231	2	9,181	—	—	—	—	9,183
Issuance of shares related to restricted stock	203	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,547)	—	—	(30,547)
Net income	—	—	—	—	—	—	106,835	106,835
Comprehensive loss	—	—	—	—	—	(4,430)	—	(4,430)
Balances at September 30, 2023	55,291	$552	$552,369	5,680	$(219,661)	$(35,994)	$1,238,693	$1,535,959

	Six Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611
Stock-based compensation	—	—	7,323	—	—	—	—	7,323
Exercise of stock options	39	1	1,488	—	—	—	—	1,489
Issuance of shares related to restricted stock	221	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,013	(55,450)	—	—	(55,450)
Net income	—	—	—	—	—	—	106,295	106,295
Comprehensive loss	—	—	—	—	—	(17,427)	—	(17,427)
Balances at September 30, 2022	54,690	$547	$524,392	5,164	$(189,098)	$(36,459)	$1,320,459	$1,619,841
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2023	2022
Operating Activities
Net income	$106,835	$106,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,186	16,632
Loss on disposal of property and equipment	191	94
Deferred income taxes	9,721	4,211
Amortization of debt origination costs	2,302	1,798
Stock-based compensation costs	7,834	7,323
Non-cash operating lease cost	2,816	2,984
Other	—	447
Changes in operating assets and liabilities:
Accounts receivable	4,415	(8,276)
Inventories	223	(21,810)
Prepaid expenses and other current assets	(3,814)	(1,501)
Accounts payable	(18,820)	1,016
Accrued liabilities	(11,764)	9,788
Operating lease liabilities	(3,493)	(3,201)
Other	(1,085)	(13)
Net cash provided by operating activities	110,547	115,787

Investing Activities
Purchases of property, plant and equipment	(4,411)	(3,423)
Other	3,800	—
Net cash provided by (used in) investing activities	(611)	(3,423)

Financing Activities
Term loan repayments	(85,000)	(40,000)
Borrowings under revolving credit agreement	—	20,000
Repayments under revolving credit agreement	—	(20,000)
Payments of finance leases	(1,403)	(1,369)
Proceeds from exercise of stock options	9,183	1,489
Fair value of shares surrendered as payment of tax withholding	(5,508)	(5,450)
Repurchase of common stock	(25,000)	(50,000)
Net cash used in financing activities	(107,728)	(95,330)
Effects of exchange rate changes on cash and cash equivalents	(630)	(1,777)
Increase (decrease) in cash and cash equivalents	1,578	15,257
Cash and cash equivalents - beginning of period	58,489	27,185
Cash and cash equivalents - end of period	$60,067	$42,442
Interest paid	$33,706	$19,016
Income taxes paid	$25,118	$15,689

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, these global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning global supply chain constraints, the high inflationary environment, global instability and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2024) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2023 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2024.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and also issued subsequent amendments to the initial guidance (collectively, "Topic 848"). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. On April 4, 2023, we entered into Amendment No. 8 ("ABL Amendment No. 8") to the Company's asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver"). ABL Amendment No. 8 provides for the replacement of LIBOR with Secured Overnight Financing Rate ("SOFR") as our reference rate. On June 12, 2023, we entered into Amendment No. 7 ("Term Loan Amendment No. 7") to the Company’s term loan originally entered into on January 31, 2012 (the “2012 Term Loan”), effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with SOFR as our reference rate. Effective July 1, 2023, we have transitioned all discontinued reference rates to SOFR. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.
There were no other accounting pronouncements issued but not yet adopted by us that are expected to have a material impact on our Consolidated Financial Statements.

2.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2023	March 31, 2023
Components of Inventories
Packaging and raw materials	$22,742	$20,634
Work in process	233	220
Finished goods	138,308	141,267
Inventories	$161,283	$162,121

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $6.0 million at September 30, 2023 and $5.8 million at March 31, 2023 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2023
Goodwill	$711,452	$30,204	$741,656
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2023	498,936	28,617	527,553
Effects of foreign currency exchange rates	—	(693)	(693)
Balance - September 30, 2023
Goodwill	711,452	29,511	740,963
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - September 30, 2023	$498,936	$27,924	$526,860

The date of our annual impairment review was February 28, 2023, and we recorded impairment charges to goodwill of $48.8 million in our March 31, 2023 financial statements. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of September 30, 2023, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2023	$2,168,902	$411,118	$2,580,020
Effects of foreign currency exchange rates	(3,082)	(785)	(3,867)
Balance — September 30, 2023	$2,165,820	$410,333	$2,576,153

Accumulated Amortization
Balance — March 31, 2023	$—	$238,127	$238,127
Additions	—	9,900	9,900
Effects of foreign currency exchange rates	—	(124)	(124)
Balance — September 30, 2023	$—	$247,903	$247,903

Intangible assets, net - September 30, 2023	$2,165,820	$162,430	$2,328,250

Amortization expense was $4.9 million and $9.9 million for the three and six months ended September 30, 2023, respectively, and $5.6 million and $11.3 million for the three and six months ended September 30, 2022, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 25 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2024 (remaining six months ended March 31, 2024)	$9,866
2025	18,061
2026	16,110
2027	14,519
2028	12,183
Thereafter	91,691
$162,430

The date of our annual impairment review was February 28, 2023, and we recorded impairment charges to intangible assets of $321.4 million in our March 31, 2023 financial statements. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of September 30, 2023, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and six months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$664	$664	$1,329	$1,329
Interest on lease liabilities	24	45	54	95
Operating lease cost	1,624	1,617	3,248	3,251
Short term lease cost	34	51	67	85
Variable lease cost	16,941	17,016	33,397	29,015
Total net lease cost	$19,287	$19,393	$38,095	$33,775

As of September 30, 2023, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2024 (remaining six months ending March 31, 2024)	$3,564	$1,461	$5,025
2025	4,810	1,509	6,319
2026	2,328	96	2,424
2027	1,913	80	1,993
2028	1,433	—	1,433
Thereafter	254	—	254
Total undiscounted lease payments	14,302	3,146	17,448
Less amount of lease payments representing interest	(926)	(52)	(978)
Total present value of lease payments	$13,376	$3,094	$16,470

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2023
Weighted average remaining lease term (years)
Operating leases	3.02
Finance leases	1.23
Weighted average discount rate
Operating leases	3.62%
Finance leases	2.94%

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2023	March 31, 2023
Accrued marketing costs	$26,512	$30,471
Accrued compensation costs	8,232	14,292
Accrued broker commissions	2,210	1,767
Income taxes payable	8,160	10,645
Accrued professional fees	4,323	4,254
Accrued production costs	6,003	5,700
Other accrued liabilities	4,640	5,395
	$60,080	$72,524

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2023	March 31, 2023
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum (at March 31, 2023) and SOFR plus a margin of 2.00% plus a credit spread adjustment (at September 30, 2023), due on July 1, 2028.	275,000	360,000
Long-term debt	1,275,000	1,360,000
Less: unamortized debt costs	(12,028)	(14,212)
Long-term debt, net	$1,262,972	$1,345,788

At September 30, 2023, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $171.2 million.

On April 4, 2023, we entered into Amendment No. 8 to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with SOFR as our reference rate.
On June 12, 2023, we entered into Term Loan Amendment No. 7 to the Company’s 2012 Term Loan, effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with SOFR as our reference rate.

As of September 30, 2023, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans under the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2024 (remaining six months ending March 31, 2024)	$—
2025	—
2026	—
2027	—
2028	400,000
Thereafter	875,000
$1,275,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at September 30, 2023 and March 31, 2023.

	September 30, 2023		March 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	373,000	400,000	383,500
2021 Senior Notes	600,000	482,250	600,000	510,750
2012 Term B-5 Loans	275,000	275,000	360,000	359,550

At September 30, 2023 and March 31, 2023, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2023.

On May 2, 2023, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's issued and outstanding common stock through May 31, 2024, utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the Securities and Exchange Commission. We completed the repurchase in the first quarter of fiscal 2024.

During the three and six months ended September 30, 2023 and 2022, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	—	88,953	99,219
Average price per share	$—	$—	$61.92	$54.94
Total amount repurchased	$—	$—	$5.5 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—	236,681	426,479	914,236
Average price per share	$—	$51.85	$58.62	$54.69
Total amount repurchased	$—	$12.3 million	$25.0 million	$50.0 million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2023 and March 31, 2023:

(In thousands)	September 30, 2023	March 31, 2023
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(36,710)	$(32,280)
Unrecognized net gain on pension plans, net of tax of $(214) and $(214), respectively	716	716
Accumulated other comprehensive loss, net of tax	$(35,994)	$(31,564)

As of September 30, 2023 and March 31, 2023, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income	$53,559	$51,023	$106,835	$106,295

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,687	49,804	49,727	50,033
Dilutive effect of unvested restricted stock units and options issued to employees and directors	394	461	411	463
Denominator for diluted earnings per share	50,081	50,265	50,138	50,496

Earnings per Common Share:
Basic earnings per share	$1.08	$1.02	$2.15	$2.12

Diluted earnings per share	$1.07	$1.02	$2.13	$2.11

For the three months ended September 30, 2023 and 2022, there were 0.3 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2023 and 2022, there were 0.3 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

On June 23, 2020, the Board of Directors adopted the Prestige Consumer Healthcare Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on August 4, 2020, upon the approval of the 2020 Plan by our stockholders. On June 23, 2020, a total of 2,827,210 shares were available for issuance under the 2020 Plan (comprised of 2,000,000 new shares plus 827,210 shares that were unissued under the 2005 Plan). Since the 2020 Plan became effective, all equity awards have been made from the 2020 Plan, and the Company will not grant any additional awards under the 2005 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Pre-tax stock-based compensation costs charged against income	$3,688	$3,466	$7,834	$7,323
Income tax benefit recognized on compensation costs	$263	$338	$669	$875
Total fair value of options and RSUs vested during the period	$987	$64	$12,213	$10,289
Cash received from the exercise of stock options	$2,155	$—	$9,183	$1,489
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$263	$—	$1,139	$2,895

At September 30, 2023, there were $3.8 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.1 years. At September 30, 2023, there were $14.8 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.9 years.

At September 30, 2023, there were 1.9 million shares available for issuance under the 2020 Plan.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2022
Unvested at March 31, 2022	440.9	$38.45
Granted	148.9	55.04
Incremental performance shares	42.4	—
Vested	(222.4)	32.05
Unvested at September 30, 2022	409.8	47.14
Vested at September 30, 2022	108.5	36.54

Six Months Ended September 30, 2023
Unvested at March 31, 2023	409.0	$47.17
Granted	157.1	62.06
Incremental performance shares	41.4	—
Vested	(205.0)	43.17
Forfeited	(8.6)	53.72
Unvested at September 30, 2023	393.9	54.40
Vested at September 30, 2023	110.2	38.77

Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Six Months Ended September 30,
	2023	2022
Expected volatility	30.2% - 31.6%	30.8% - 30.9%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	3.6% to 4.1%	2.8% to 2.9%
Weighted average grant date fair value of options granted	$23.79	$20.10

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2022
Outstanding at March 31, 2022	1,100.9	$40.62
Granted	197.6	54.48
Exercised	(39.1)	38.04
Outstanding at September 30, 2022	1,259.4	42.88	6.6	$10,963
Vested at September 30, 2022	830.8	40.04	5.4	$9,403

Six Months Ended September 30, 2023
Outstanding at March 31, 2023	1,081.0	$43.96
Granted	131.1	61.81
Exercised	(230.4)	39.85
Forfeited	(35.8)	54.81
Expired	(2.8)	54.47
Outstanding at September 30, 2023	943.1	47.00	6.3	$10,166
Vested at September 30, 2023	644.7	43.19	5.2	$9,025

The aggregate intrinsic value of options exercised during the six months ended September 30, 2023 was $4.7 million.

13.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.9% and 23.4% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates used in the calculation of income taxes were 23.2% and 22.7% for the six months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, was due to discrete items primarily pertaining to state tax rate legislative changes and stock-based compensation.

14.    Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the reasonably possible losses from resolution of routine legal matters and other claims incidental to our business will not have a material effect on our financial statements.

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and six months ended September 30, 2023, approximately 38.9% and 40.0%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2022, approximately 39.7% and 40.6%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 19.1% and 20.0%, respectively, of our gross revenues for the three and six months ended September 30, 2023. Walmart accounted for approximately 19.7% and 19.8%, respectively, of our gross revenues for the three and six months ended September 30, 2022. Amazon accounted for 10.3% of our gross revenues for the six months ended September 30, 2023. An additional customer, Walgreens, accounted for approximately 10.4% of our gross revenues for the three months ended September 30, 2022.

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

At September 30, 2023, we had relationships with 128 third-party manufacturers.  Of those, we had long-term contracts with 28 manufacturers that produced items that accounted for approximately 74.6% of gross sales for the six months ended September 30, 2023. At September 30, 2022, we had relationships with 130 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 71.3% of gross sales for the six months ended September 30, 2022. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

16.    Business Segments

Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and marketing expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$244,423	$41,893	$286,316
Cost of sales	107,466	18,830	126,296
Gross profit	136,957	23,063	160,020
Advertising and marketing	35,389	4,713	40,102
Contribution margin	$101,568	$18,350	$119,918
Other operating expenses			31,668
Operating income			$88,250
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$490,566	$75,059	$565,625
Cost of sales	217,542	33,390	250,932
Gross profit	273,024	41,669	314,693
Advertising and marketing	66,790	9,543	76,333
Contribution margin	$206,234	$32,126	$238,360
Other operating expenses			64,916
Operating income			$173,444
* Intersegment revenues of $2.0 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$252,054	$37,219	$289,273
Cost of sales	113,533	14,731	128,264
Gross profit	138,521	22,488	161,009
Advertising and marketing	39,316	4,503	43,819
Contribution margin	$99,205	$17,985	$117,190
Other operating expenses			32,806
Operating income			$84,384
* Intersegment revenues of $1.1 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$494,572	$71,760	$566,332
Cost of sales	216,454	28,750	245,204
Gross profit	278,118	43,010	321,128
Advertising and marketing	74,728	9,042	83,770
Contribution margin	$203,390	$33,968	$237,358
Other operating expenses			65,960
Operating income			$171,398
* Intersegment revenues of $1.7 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,976	$1,386	$31,362
Cough & Cold	25,970	7,263	33,233
Women's Health	55,000	7,072	62,072
Gastrointestinal	38,703	14,061	52,764
Eye & Ear Care	39,745	7,125	46,870
Dermatologicals	33,018	1,469	34,487
Oral Care	19,312	3,469	22,781
Other OTC	2,699	48	2,747
Total segment revenues	$244,423	$41,893	$286,316

	Six Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$57,158	$2,228	$59,386
Cough & Cold	46,344	13,315	59,659
Women's Health	109,955	12,028	121,983
Gastrointestinal	83,384	26,971	110,355
Eye & Ear Care	79,216	11,146	90,362
Dermatologicals	67,696	2,807	70,503
Oral Care	41,038	6,491	47,529
Other OTC	5,775	73	5,848
Total segment revenues	$490,566	$75,059	$565,625

	Three Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$32,750	$541	$33,291
Cough & Cold	24,058	7,168	31,226
Women's Health	59,379	4,745	64,124
Gastrointestinal	41,272	16,037	57,309
Eye & Ear Care	37,961	4,734	42,695
Dermatologicals	32,872	902	33,774
Oral Care	21,251	3,080	24,331
Other OTC	2,511	12	2,523
Total segment revenues	$252,054	$37,219	$289,273

	Six Months Ended September 30, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$60,547	$994	$61,541
Cough & Cold	45,650	13,439	59,089
Women's Health	120,563	9,612	130,175
Gastrointestinal	81,339	30,064	111,403
Eye & Ear Care	76,572	9,470	86,042
Dermatologicals	62,327	1,908	64,235
Oral Care	42,226	6,250	48,476
Other OTC	5,348	23	5,371
Total segment revenues	$494,572	$71,760	$566,332

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, these global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning global supply chain constraints, the high inflationary environment, global instability and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2023	%	2022	%	Amount	%
North American OTC Healthcare
Analgesics	$29,976	10.5	$32,750	11.3	$(2,774)	(8.5)
Cough & Cold	25,970	9.1	24,058	8.3	1,912	7.9
Women's Health	55,000	19.3	59,379	20.5	(4,379)	(7.4)
Gastrointestinal	38,703	13.5	41,272	14.3	(2,569)	(6.2)
Eye & Ear Care	39,745	13.9	37,961	13.1	1,784	4.7
Dermatologicals	33,018	11.5	32,872	11.4	146	0.4
Oral Care	19,312	6.7	21,251	7.3	(1,939)	(9.1)
Other OTC	2,699	0.9	2,511	0.9	188	7.5
Total North American OTC Healthcare	244,423	85.4	252,054	87.1	(7,631)	(3.0)

International OTC Healthcare
Analgesics	$1,386	0.5	$541	0.2	845	156.2
Cough & Cold	7,263	2.5	7,168	2.5	95	1.3
Women's Health	7,072	2.5	4,745	1.6	2,327	49.0
Gastrointestinal	14,061	4.9	16,037	5.5	(1,976)	(12.3)
Eye & Ear Care	7,125	2.5	4,734	1.7	2,391	50.5
Dermatologicals	1,469	0.5	902	0.3	567	62.9
Oral Care	3,469	1.2	3,080	1.1	389	12.6
Other OTC	48	—	12	—	36	300.0
Total International OTC Healthcare	41,893	14.6	37,219	12.9	4,674	12.6

Total Consolidated	$286,316	100.0	$289,273	100.0	$(2,957)	(1.0)

Total revenues for the three months ended September 30, 2023 were $286.3 million, a decrease of $3.0 million, or 1.0%, versus the three months ended September 30, 2022.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $7.6 million, or 3.0%, during the three months ended September 30, 2023 versus the three months ended September 30, 2022. The $7.6 million decrease was primarily attributable to a decline in sales in the Women's Health and certain other categories, partly offset by an increase in sales in the Cough & Cold and Eye & Ear categories.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $4.7 million, or 12.6%, during the three months ended September 30, 2023 versus the three months ended September 30, 2022. The $4.7 million increase was primarily attributable to an increase in sales in the Eye & Ear Care and Women's Health categories, partly offset by a decrease in sales in the Gastrointestinal category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2023	%	2022	%	Amount	%
North American OTC Healthcare	$136,957	56.0	$138,521	55.0	$(1,564)	(1.1)
International OTC Healthcare	23,063	55.1	22,488	60.4	575	2.6
	$160,020	55.9	$161,009	55.7	$(989)	(0.6)

Gross profit for the three months ended September 30, 2023 decreased $1.0 million, or 0.6%, when compared with the three months ended September 30, 2022.  As a percentage of total revenues, gross profit increased to 55.9% during the three months ended September 30, 2023, from 55.7% during the three months ended September 30, 2022, primarily due to reduced logistics costs in our North American OTC Healthcare segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $1.6 million, or 1.1%, during the three months ended September 30, 2023 versus the three months ended September 30, 2022. As a percentage of North American OTC Healthcare revenues, gross profit increased to 56.0% during the three months ended September 30, 2023 from 55.0% during the three months ended September 30, 2022, primarily due to reduced logistics costs.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.6 million, or 2.6%, during the three months ended September 30, 2023 versus the three months ended September 30, 2022. As a percentage of International OTC Healthcare revenues, gross profit decreased to 55.1% during the three months ended September 30, 2023 from 60.4% during the three months ended September 30, 2022, primarily due to increased supply chain costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2023	%	2022	%	Amount	%
North American OTC Healthcare	$101,568	41.6	$99,205	39.4	$2,363	2.4
International OTC Healthcare	18,350	43.8	17,985	48.3	365	2.0
	$119,918	41.9	$117,190	40.5	$2,728	2.3

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $2.4 million, or 2.4%, during the three months ended September 30, 2023 versus the three months ended September 30, 2022. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 41.6% during the three months ended September 30, 2023 from 39.4% during the three months ended September 30, 2022. The contribution margin increase as a percentage of revenues was primarily due to a decrease in advertising and marketing spend in the three months ended September 30, 2023, as well as the increase in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.4 million, or 2.0%, during the three months ended September 30, 2023 versus the three months ended September 30, 2022. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 43.8% during the three months ended September 30, 2023 from 48.3% during the three months ended September 30, 2022. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $26.0 million for the three months ended September 30, 2023 and $26.4 million for the three months ended September 30, 2022.

Depreciation and Amortization
Depreciation and amortization expenses decreased to $5.7 million for the three months ended September 30, 2023 from $6.4 million for the three months ended September 30, 2022. The decrease in depreciation and amortization expenses was primarily attributable to a decrease in amortization expense due to impairment charges taken on finite-lived brands in fiscal 2023.

Interest Expense, Net
Interest expense, net was $17.6 million during the three months ended September 30, 2023 versus $17.0 million during the three months ended September 30, 2022. The average indebtedness decreased to $1.3 billion during the three months ended September 30, 2023 from $1.5 billion during the three months ended September 30, 2022. The average cost of borrowing increased to 5.5% for the three months ended September 30, 2023 from 4.6% for the three months ended September 30, 2022.

Income Taxes
The provision for income taxes during the three months ended September 30, 2023 was $16.9 million versus $15.6 million during the three months ended September 30, 2022.  The effective tax rate during the three months ended September 30, 2023 was 23.9% versus 23.4% during the three months ended September 30, 2022. The increase in the effective tax rate for the three months ended September 30, 2023 was due to the impact of discrete items primarily pertaining to stock-based compensation.

Results of Operations

Six Months Ended September 30, 2023 compared to the Six Months Ended September 30, 2022

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2023 and 2022.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2023	%	2022	%	Amount	%
North American OTC Healthcare
Analgesics	$57,158	10.1	$60,547	10.7	$(3,389)	(5.6)
Cough & Cold	46,344	8.2	45,650	8.1	694	1.5
Women's Health	109,955	19.4	120,563	21.3	(10,608)	(8.8)
Gastrointestinal	83,384	14.7	81,339	14.4	2,045	2.5
Eye & Ear Care	79,216	14.0	76,572	13.4	2,644	3.5
Dermatologicals	67,696	12.0	62,327	11.0	5,369	8.6
Oral Care	41,038	7.3	42,226	7.5	(1,188)	(2.8)
Other OTC	5,775	1.0	5,348	0.9	427	8.0
Total North American OTC Healthcare	490,566	86.7	494,572	87.3	(4,006)	(0.8)

International OTC Healthcare
Analgesics	2,228	0.4	994	0.2	1,234	124.1
Cough & Cold	13,315	2.4	13,439	2.3	(124)	(0.9)
Women's Health	12,028	2.1	9,612	1.8	2,416	25.1
Gastrointestinal	26,971	4.8	30,064	5.3	(3,093)	(10.3)
Eye & Ear Care	11,146	2.0	9,470	1.7	1,676	17.7
Dermatologicals	2,807	0.5	1,908	0.3	899	47.1
Oral Care	6,491	1.1	6,250	1.1	241	3.9
Other OTC	73	—	23	—	50	217.4
Total International OTC Healthcare	75,059	13.3	71,760	12.7	3,299	4.6

Total Consolidated	$565,625	100.0	$566,332	100.0	$(707)	(0.1)

Total revenues for the six months ended September 30, 2023 were $565.6 million, a decrease of $0.7 million, or 0.1%, versus the six months ended September 30, 2022.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $4.0 million, or 0.8%, during the six months ended September 30, 2023 versus the six months ended September 30, 2022. The $4.0 million decrease was primarily attributable to a decrease in sales in the Women's Health and Analgesics categories, partly offset by an increase in sales in the Dermatologicals, Eye & Ear Care and Gastrointestinal categories.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $3.3 million, or 4.6%, during the six months ended September 30, 2023 versus the six months ended September 30, 2022. The $3.3 million increase was mainly attributable to an increase in sales in the Women's Health, Eye & Ear Care and Analgesics categories, partly offset by a decrease in sales in the Gastrointestinal category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2023	%	2022	%	Amount	%
North American OTC Healthcare	$273,024	55.7	$278,118	56.2	$(5,094)	(1.8)
International OTC Healthcare	41,669	55.5	43,010	59.9	(1,341)	(3.1)
	$314,693	55.6	$321,128	56.7	$(6,435)	(2.0)

Gross profit for the six months ended September 30, 2023 decreased $6.4 million, or 2.0%, when compared with the six months ended September 30, 2022.  As a percentage of total revenues, gross profit decreased to 55.6% during the six months ended September 30, 2023, from 56.7% during the six months ended September 30, 2022, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $5.1 million, or 1.8%, during the six months ended September 30, 2023 versus the six months ended September 30, 2022. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 55.7% during the six months ended September 30, 2023 from 56.2% during the six months ended September 30, 2022, primarily due to increased supply chain costs, partly offset by product mix and pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $1.3 million, or 3.1%, during the six months ended September 30, 2023 versus the six months ended September 30, 2022. As a percentage of International OTC Healthcare revenues, gross profit decreased to 55.5% during the six months ended September 30, 2023 from 59.9% during the six months ended September 30, 2022, primarily due to increased supply chain costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2023	%	2022	%	Amount	%
North American OTC Healthcare	$206,234	42.0	$203,390	41.1	$2,844	1.4
International OTC Healthcare	32,126	42.8	33,968	47.3	(1,842)	(5.4)
	$238,360	42.1	$237,358	41.9	$1,002	0.4

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the six months ended September 30, 2023 increased $2.8 million, or 1.4%, when compared with the six months ended September 30, 2022. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 42.0% during the six months ended September 30, 2023 from 41.1% during the six months ended September 30, 2022, primarily due to a decrease in advertising and marketing spend in the six months ended September 30, 2023.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $1.8 million, or 5.4%, during the six months ended September 30, 2023 versus the six months ended September 30, 2022. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 42.8% during the six months ended September 30, 2023 from 47.3% during the six months ended September 30, 2022. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $53.7 million for the six months ended September 30, 2023 and $53.2 million for the six months ended September 30, 2022.

Depreciation and Amortization
Depreciation and amortization expenses were $11.2 million for the six months ended September 30, 2023 and $12.8 million for the six months ended September 30, 2022. The decrease in depreciation and amortization expenses was primarily attributable to a decrease in amortization expense due to impairment charges taken on finite-lived brands in fiscal 2023.

Interest Expense, Net
Interest expense, net was $35.3 million during the six months ended September 30, 2023 versus $32.3 million during the six months ended September 30, 2022. The average indebtedness decreased to $1.3 billion during the six months ended September 30, 2023 from $1.5 billion during the six months ended September 30, 2022. The average cost of borrowing increased to 5.4% for the six months ended September 30, 2023 compared to 4.3% for the six months ended September 30, 2022.

Income Taxes
The provision for income taxes during the six months ended September 30, 2023 was $32.3 million versus $31.2 million during the six months ended September 30, 2022.  The effective tax rate during the six months ended September 30, 2023 was 23.2% versus 22.7% during the six months ended September 30, 2022. The increase in the effective tax rate for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 was due to the impact of discrete items primarily pertaining to state tax rate legislative changes and stock-based compensation.
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

As of September 30, 2023, we had cash and cash equivalents of $60.1 million, an increase of $1.6 million from March 31, 2023. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2023	2022	$ Change
Cash provided by (used in):
Operating Activities	$110,547	$115,787	$(5,240)
Investing Activities	(611)	(3,423)	2,812
Financing Activities	(107,728)	(95,330)	(12,398)
Effects of exchange rate changes on cash and cash equivalents	(630)	(1,777)	1,147
Net change in cash and cash equivalents	$1,578	$15,257	$(13,679)

Operating Activities
Net cash provided by operating activities was $110.5 million for the six months ended September 30, 2023, compared to $115.8 million for the six months ended September 30, 2022. The $5.2 million decrease was primarily due to increased working capital, partly offset by an increase in net income before non-cash items.

Investing Activities
Net cash used in investing activities was $0.6 million for the six months ended September 30, 2023, compared to $3.4 million for the six months ended September 30, 2022. The change was primarily due to proceeds we received from a short term loan repayment, partly offset by an increase in capital expenditures.

Financing Activities
Net cash used in financing activities was $107.7 million for the six months ended September 30, 2023, compared to $95.3 million for the six months ended September 30, 2022. The $12.4 million increase was primarily due to lower net borrowings of $45.0 million compared to the prior year six month period, partly offset by a decrease in the repurchase of shares of our common stock in conjunction with our share repurchase program of $25.0 million and an increase in the proceeds from exercise of stock options of $7.7 million in the six months ended September 30, 2023.

Capital Resources

As of September 30, 2023, we had an aggregate of $1.3 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and
•$275.0 million of borrowings under the Term B-5 Loans under our term loan originally entered into on January 31, 2012 (the "2012 Term Loan”) due July 1, 2028.

As of September 30, 2023, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $171.2 million.

Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2024 (remaining six months ending March 31, 2024)	$—
2025	—
2026	—
2027	—
2028	400,000
Thereafter	875,000
$1,275,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended September 30, 2023 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2023 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2023 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At September 30, 2023, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  There were no material changes to our critical accounting policies during the six months ended September 30, 2023.

Recent Accounting Pronouncements
A description of recently adopted accounting pronouncements is included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 1 of this Quarterly Report on Form 10-Q.

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
•The impact of geopolitical events and severe illness outbreaks on global economic conditions, consumer demand, retailer product availability, and business operations including manufacturing, supply chain and distribution;
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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At September 30, 2023, approximately $275.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2023 of approximately $0.8 million and $1.6 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2023, approximately 13.5% and 12.7%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2022, approximately 13.1% and 13.3%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2023 and 2022. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $2.4 million for the three months ended September 30, 2023 and approximately $4.1 million for the six months ended September 30, 2023. It represented a less than 5.0% impact on pre-tax income of approximately $2.6 million for the three months ended September 30, 2022 and $4.8 million for the six months ended September 30, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2023.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company's securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or directors during the three months ended September 30, 2023:

Name and Position	Date	Action	Satisfies Affirmative Defense under Rule 10b5-(c)	Expiration Date	Total Ordinary Shares to be Sold
Mary Beth Fritz	September 15, 2023	Adoption	X	September 27, 2024	15,871
Senior Vice President
Quality & Regulatory Affairs

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 2, 2023	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)