Form 10-Q
period 2023-12-31
Prestige Consumer Healthcare Inc.
filed 2024-02-08
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
Yes ☐ No ☒
As of February 2, 2024, there were 49,649,288 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues
Net sales	$282,715	$275,495	$848,321	$841,783
Other revenues	26	29	45	73
Total revenues	282,741	275,524	848,366	841,856

Cost of Sales
Cost of sales excluding depreciation	122,794	123,251	369,772	364,631
Cost of sales depreciation	2,009	1,871	5,963	5,695
Cost of sales	124,803	125,122	375,735	370,326
Gross profit	157,938	150,402	472,631	471,530

Operating Expenses
Advertising and marketing	39,466	30,423	115,799	114,193
General and administrative	26,003	26,536	79,687	79,688
Depreciation and amortization	5,637	6,259	16,869	19,067
Total operating expenses	71,106	63,218	212,355	212,948
Operating income	86,832	87,184	260,276	258,582

Other expense
Interest expense, net	16,575	17,917	51,900	50,188
Other expense (income), net	682	1,150	(327)	2,787
Total other expense, net	17,257	19,067	51,573	52,975
Income before income taxes	69,575	68,117	208,703	205,607
Provision for income taxes	16,529	16,166	48,822	47,361
Net income	$53,046	$51,951	$159,881	$158,246

Earnings per share:
Basic	$1.07	$1.05	$3.21	$3.17
Diluted	$1.06	$1.04	$3.19	$3.14

Weighted average shares outstanding:
Basic	49,740	49,693	49,731	49,919
Diluted	50,125	50,186	50,134	50,392

Comprehensive income, net of tax:
Currency translation adjustments	7,465	6,970	3,035	(9,667)
Net loss on termination of pension plan	—	—	—	(790)
Total other comprehensive income (loss)	7,465	6,970	3,035	(10,457)
Comprehensive income	$60,511	$58,921	$162,916	$147,789
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2023	March 31, 2023

Assets
Current assets
Cash and cash equivalents	$63,615	$58,489
Accounts receivable, net of allowance of $18,710 and $20,205, respectively	174,288	167,016
Inventories	148,637	162,121
Prepaid expenses and other current assets	7,246	4,117
Total current assets	393,786	391,743

Property, plant and equipment, net	70,356	70,412
Operating lease right-of-use assets	10,695	14,923
Finance lease right-of-use assets, net	2,206	4,200
Goodwill	527,878	527,553
Intangible assets, net	2,328,529	2,341,893
Other long-term assets	6,303	3,005
Total Assets	$3,339,753	$3,353,729

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	39,339	62,743
Accrued interest payable	15,197	15,688
Operating lease liabilities, current portion	5,650	6,926
Finance lease liabilities, current portion	2,188	2,834
Other accrued liabilities	65,063	72,524
Total current liabilities	127,437	160,715

Long-term debt, net	1,199,340	1,345,788
Deferred income tax liabilities	397,147	380,434
Long-term operating lease liabilities, net of current portion	6,138	9,876
Long-term finance lease liabilities, net of current portion	195	1,667
Other long-term liabilities	8,919	8,165
Total Liabilities	1,739,176	1,906,645

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 55,329 shares at December 31, 2023 and 54,857 shares at March 31, 2023	553	548
Additional paid-in capital	556,452	535,356
Treasury stock, at cost - 5,680 shares at December 31, 2023 and 5,165 shares at March 31, 2023	(219,638)	(189,114)
Accumulated other comprehensive loss, net of tax	(28,529)	(31,564)
Retained earnings	1,291,739	1,131,858
Total Stockholders' Equity	1,600,577	1,447,084
Total Liabilities and Stockholders' Equity	$3,339,753	$3,353,729
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2023	55,291	$552	$552,369	5,680	$(219,661)	$(35,994)	$1,238,693	$1,535,959
Stock-based compensation	—	—	2,449	—	—	—	—	2,449
Exercise of stock options	38	1	1,634	—	—	—	—	1,635
Treasury share repurchases	—	—	—	—	23	—	—	23
Net income	—	—	—	—	—	—	53,046	53,046
Comprehensive income	—	—	—	—	—	7,465	—	7,465
Balances at December 31, 2023	55,329	$553	$556,452	5,680	$(219,638)	$(28,529)	$1,291,739	$1,600,577

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2022	54,690	$547	$524,392	5,164	$(189,098)	$(36,459)	$1,320,459	$1,619,841
Stock-based compensation	—	—	2,433	—	—	—	—	2,433
Exercise of stock options	161	1	5,683	—	—	—	—	5,684
Issuance of shares related to restricted stock	1	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	1	(16)	—	—	(16)
Net income	—	—	—	—	—	—	51,951	51,951
Comprehensive income	—	—	—	—	—	6,970	—	6,970
Balances at December 31, 2022	54,852	$548	$532,508	5,165	$(189,114)	$(29,489)	$1,372,410	$1,686,863

	Nine Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084
Stock-based compensation	—	—	10,283	—	—	—	—	10,283
Exercise of stock options	269	3	10,815	—	—	—	—	10,818
Issuance of shares related to restricted stock	203	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,524)	—	—	(30,524)
Net income	—	—	—	—	—	—	159,881	159,881
Comprehensive income	—	—	—	—	—	3,035	—	3,035
Balances at December 31, 2023	55,329	$553	$556,452	5,680	$(219,638)	$(28,529)	$1,291,739	$1,600,577

	Nine Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611
Stock-based compensation	—	—	9,756	—	—	—	—	9,756
Exercise of stock options	200	2	7,171	—	—	—	—	7,173
Issuance of shares related to restricted stock	222	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,014	(55,466)	—	—	(55,466)
Net income	—	—	—	—	—	—	158,246	158,246
Comprehensive loss	—	—	—	—	—	(10,457)	—	(10,457)
Balances at December 31, 2022	54,852	$548	$532,508	5,165	$(189,114)	$(29,489)	$1,372,410	$1,686,863
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2023	2022
Operating Activities
Net income	$159,881	$158,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,832	24,762
Loss on disposal of property and equipment	231	171
Deferred income taxes	14,892	14,021
Amortization of debt origination costs	3,726	2,613
Stock-based compensation costs	10,283	9,756
Non-cash operating lease cost	4,494	4,697
Other	—	447
Changes in operating assets and liabilities:
Accounts receivable	(7,017)	(17,078)
Inventories	13,790	(38,587)
Prepaid expenses and other current assets	(2,605)	(596)
Accounts payable	(23,964)	8,892
Accrued liabilities	(7,732)	8,345
Operating lease liabilities	(5,259)	(4,941)
Other	(1,533)	(19)
Net cash provided by operating activities	182,019	170,729

Investing Activities
Purchases of property, plant and equipment	(6,407)	(5,226)
Other	1,300	—
Net cash used in investing activities	(5,107)	(5,226)

Financing Activities
Term loan repayments	(150,000)	(55,000)
Borrowings under revolving credit agreement	—	20,000
Repayments under revolving credit agreement	—	(20,000)
Payments of debt costs	(769)	—
Payments of finance leases	(2,112)	(2,058)
Proceeds from exercise of stock options	10,818	7,173
Fair value of shares surrendered as payment of tax withholding	(5,508)	(5,466)
Repurchase of common stock	(25,000)	(50,000)
Net cash used in financing activities	(172,571)	(105,351)
Effects of exchange rate changes on cash and cash equivalents	785	(979)
Increase in cash and cash equivalents	5,126	59,173
Cash and cash equivalents - beginning of period	58,489	27,185
Cash and cash equivalents - end of period	$63,615	$86,358
Interest paid	$49,666	$36,716
Income taxes paid	$38,606	$27,632

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, these global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2024) mean our fiscal year ending or ended on March 31st of that year. Operating results for the nine months ended December 31, 2023 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2024.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and also issued subsequent amendments to the initial guidance (collectively, "Topic 848"). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. On April 4, 2023, we entered into Amendment No. 8 ("ABL Amendment No. 8") to the Company's asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver"). ABL Amendment No. 8 provides for the replacement of LIBOR with Secured Overnight Financing Rate ("SOFR") as our reference rate. On June 12, 2023, we entered into Amendment No. 7 ("Term Loan Amendment No. 7") to the Company’s term loan originally entered into on January 31, 2012 (the “2012 Term Loan”), effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with SOFR as our reference rate. Effective July 1, 2023, we have transitioned all discontinued reference rates to SOFR. The adoption of Topic 848 did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require disclosure, on an annual basis, of income taxes paid, disaggregated by federal, state and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than five percent of total income taxes paid. In addition, the amendments in this update also require that income (or loss) before income taxes be disaggregated between domestic and foreign and income tax expense (or benefit) be disaggregated by federal, state and foreign. This ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that this ASU may have on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update intend to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, the addition of a category for other segment items by reportable segment, that all annual segment disclosures be disclosed in interim periods, and other related segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact that this ASU may have on our consolidated financial statement disclosures.

2.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2023	March 31, 2023
Components of Inventories
Packaging and raw materials	$22,093	$20,634
Work in process	555	220
Finished goods	125,989	141,267
Inventories	$148,637	$162,121

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.8 million at both December 31, 2023 and March 31, 2023 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2023
Goodwill	$711,452	$30,204	$741,656
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2023	498,936	28,617	527,553
Effects of foreign currency exchange rates	—	325	325
Balance - December 31, 2023
Goodwill	711,452	30,529	741,981
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - December 31, 2023	$498,936	$28,942	$527,878

The date of our annual impairment review was February 28, 2023, and we recorded impairment charges to goodwill of $48.8 million in our March 31, 2023 financial statements. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of December 31, 2023, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2023	$2,168,902	$411,118	$2,580,020
Effects of foreign currency exchange rates	1,223	334	1,557
Balance — December 31, 2023	$2,170,125	$411,452	$2,581,577

Accumulated Amortization
Balance — March 31, 2023	$—	$238,127	$238,127
Additions	—	14,842	14,842
Effects of foreign currency exchange rates	—	79	79
Balance — December 31, 2023	$—	$253,048	$253,048

Intangible assets, net - December 31, 2023	$2,170,125	$158,404	$2,328,529

Amortization expense was $4.9 million and $14.8 million for the three and nine months ended December 31, 2023, respectively, and $5.6 million and $16.9 million for the three and nine months ended December 31, 2022, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 25 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2024 (remaining three months ended March 31, 2024)	$4,947
2025	18,115
2026	16,165
2027	14,574
2028	12,237
Thereafter	92,366
$158,404

The date of our annual impairment review was February 28, 2023, and we recorded impairment charges to intangible assets of $321.4 million in our March 31, 2023 financial statements. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of December 31, 2023, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and nine months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$665	$665	$1,994	$1,994
Interest on lease liabilities	20	41	74	136
Operating lease cost	1,624	1,621	4,872	4,872
Short term lease cost	34	35	101	120
Variable lease cost	14,488	14,727	47,885	43,742
Total net lease cost	$16,831	$17,089	$54,926	$50,864

As of December 31, 2023, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2024 (remaining three months ending March 31, 2024)	$1,806	$731	$2,537
2025	4,834	1,509	6,343
2026	2,348	96	2,444
2027	1,916	80	1,996
2028	1,437	—	1,437
Thereafter	265	—	265
Total undiscounted lease payments	12,606	2,416	15,022
Less amount of lease payments representing interest	(818)	(33)	(851)
Total present value of lease payments	$11,788	$2,383	$14,171

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2023
Weighted average remaining lease term (years)
Operating leases	2.95
Finance leases	1.03
Weighted average discount rate
Operating leases	3.80%
Finance leases	2.93%

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2023	March 31, 2023
Accrued marketing costs	$29,648	$30,471
Accrued compensation costs	9,940	14,292
Accrued broker commissions	1,888	1,767
Income taxes payable	5,953	10,645
Accrued professional fees	5,100	4,254
Accrued production costs	4,568	5,700
Other accrued liabilities	7,966	5,395
	$65,063	$72,524

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2023	March 31, 2023
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum (at March 31, 2023) and SOFR plus a margin of 2.00% plus a credit spread adjustment (at December 31, 2023), due on July 1, 2028.	210,000	360,000
Long-term debt	1,210,000	1,360,000
Less: unamortized debt costs	(10,660)	(14,212)
Long-term debt, net	$1,199,340	$1,345,788

At December 31, 2023, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $168.9 million.

On April 4, 2023, we entered into ABL Amendment No. 8. ABL Amendment No. 8 provides for the replacement of LIBOR with SOFR as our reference rate for the 2012 ABL Revolver.
On June 12, 2023, we entered into Term Loan Amendment No. 7, effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with SOFR as our reference rate for the 2012 Term Loan.
On December 8, 2023, we entered into Amendment No. 9 ("ABL Amendment No. 9") to the 2012 ABL Revolver. ABL Amendment No. 9 provides for (i) an increase in the aggregate revolving commitment of the facility from $175.0 million to $200.0 million, (ii) an extension of the maturity date of the 2012 ABL Revolver to December 8, 2028, and (iii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including, but not limited to, increased flexibility related to restricted payments, debt incurrence and borrowing base calculations. There were no changes to interest terms as a result of this amendment.

As of December 31, 2023, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans under the 2012 Term Loan, the 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2024 (remaining three months ending March 31, 2024)	$—
2025	—
2026	—
2027	—
2028	400,000
Thereafter	810,000
$1,210,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the 2012 Term B-5 Loans, and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at December 31, 2023 and March 31, 2023.

	December 31, 2023		March 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	391,000	400,000	383,500
2021 Senior Notes	600,000	523,500	600,000	510,750
2012 Term B-5 Loans	210,000	210,263	360,000	359,550

At December 31, 2023 and March 31, 2023, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2023.

On May 2, 2023, the Company's Board of Directors authorized the repurchase of up to $25.0 million of the Company's issued and outstanding common stock through May 31, 2024, utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. We completed the repurchase in the first quarter of fiscal 2024.

During the three and nine months ended December 31, 2023 and 2022, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	303	88,953	99,522
Average price per share	$—	$50.63	$61.92	$54.92
Total amount repurchased	$—	$0.02 million	$5.5 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—	—	426,479	914,236
Average price per share	$—	$—	$58.62	$54.69
Total amount repurchased	$—	$—	$25.0 million	$50.0 million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2023 and March 31, 2023:

(In thousands)	December 31, 2023	March 31, 2023
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(29,245)	$(32,280)
Unrecognized net gain on pension plans, net of tax of $(214) and $(214), respectively	716	716
Accumulated other comprehensive loss, net of tax	$(28,529)	$(31,564)

As of December 31, 2023 and March 31, 2023, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income	$53,046	$51,951	$159,881	$158,246

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,740	49,693	49,731	49,919
Dilutive effect of unvested restricted stock units and options issued to employees and directors	385	493	403	473
Denominator for diluted earnings per share	50,125	50,186	50,134	50,392

Earnings per Common Share:
Basic earnings per share	$1.07	$1.05	$3.21	$3.17

Diluted earnings per share	$1.06	$1.04	$3.19	$3.14

For the three months ended December 31, 2023 and 2022, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2023 and 2022, there were 0.3 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The following table provides information regarding our stock-based compensation:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Pre-tax stock-based compensation costs charged against income	$2,449	$2,433	$10,283	$9,756
Income tax benefit recognized on compensation costs	$241	$49	$910	$924
Total fair value of options and RSUs vested during the period	$—	$63	$12,213	$10,352
Cash received from the exercise of stock options	$1,635	$5,684	$10,818	$7,173
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$351	$731	$1,490	$3,626

At December 31, 2023, there were $3.1 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.9 years. At December 31, 2023, there were $12.9 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.7 years.

At December 31, 2023, there were 1.9 million shares available for issuance under the 2020 Plan.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2022
Unvested at March 31, 2022	440.9	$38.45
Granted	151.0	55.03
Incremental performance shares	42.4	—
Vested	(223.4)	32.09
Forfeited	(1.9)	49.51
Unvested at December 31, 2022	409.0	47.17
Vested at December 31, 2022	108.5	36.54

Nine Months Ended December 31, 2023
Unvested at March 31, 2023	409.0	$47.17
Granted	157.1	62.06
Incremental performance shares	41.4	—
Vested	(205.0)	43.17
Forfeited	(10.6)	52.68
Unvested at December 31, 2023	391.9	54.43
Vested at December 31, 2023	110.2	38.77

Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Nine Months Ended December 31,
	2023	2022
Expected volatility	30.2% - 31.6%	30.8% - 30.9%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	3.6% to 4.1%	2.8% to 2.9%
Weighted average grant date fair value of options granted	$23.79	$20.10

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2022
Outstanding at March 31, 2022	1,100.9	$40.62
Granted	197.6	54.48
Exercised	(200.2)	35.82
Forfeited	(10.3)	49.53
Expired	(0.8)	44.33
Outstanding at December 31, 2022	1,087.2	43.94	6.7	$20,289
Vested at December 31, 2022	670.5	41.18	5.4	$14,360

Nine Months Ended December 31, 2023
Outstanding at March 31, 2023	1,081.0	$43.96
Granted	131.1	61.81
Exercised	(268.9)	40.23
Forfeited	(41.0)	54.15
Expired	(2.8)	54.47
Outstanding at December 31, 2023	899.4	47.18	6.2	$12,703
Vested at December 31, 2023	606.2	43.23	5.0	$10,903

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2023 was $5.4 million.

13.    Income Taxes

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.8% and 23.7% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rates used in the calculation of income taxes were 23.4% and 23.0% for the nine months ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, was due to discrete items primarily pertaining to stock-based compensation. The increase in the effective tax rate for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, was due to discrete items primarily pertaining to stock-based compensation and state tax rate legislative changes.

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

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and nine months ended December 31, 2023, approximately 37.0% and 37.8%, respectively, of our gross revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2022, approximately 36.9% and 38.7%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 19.0% and 19.6%, respectively, of our gross revenues for the three and nine months ended December 31, 2023. Walmart accounted for approximately 19.9% and 19.8%, respectively, of our gross revenues for the three and nine months ended December 31, 2022. Amazon accounted for approximately 10.7% and 10.4%, respectively, of gross revenues for the three and nine months ended December 31, 2023.

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

At December 31, 2023, we had relationships with 129 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 72.1% of gross sales for the nine months ended December 31, 2023. At December 31, 2022, we had relationships with 133 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 70.5% of gross sales for the nine months ended December 31, 2022. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

16.    Business Segments

Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and marketing expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$236,565	$46,176	$282,741
Cost of sales	106,090	18,713	124,803
Gross profit	130,475	27,463	157,938
Advertising and marketing	33,917	5,549	39,466
Contribution margin	$96,558	$21,914	$118,472
Other operating expenses			31,640
Operating income			$86,832
* Intersegment revenues of $0.5 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$727,131	$121,235	$848,366
Cost of sales	323,632	52,103	375,735
Gross profit	403,499	69,132	472,631
Advertising and marketing	100,707	15,092	115,799
Contribution margin	$302,792	$54,040	$356,832
Other operating expenses			96,556
Operating income			$260,276
* Intersegment revenues of $2.5 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$236,884	$38,640	$275,524
Cost of sales	110,554	14,568	125,122
Gross profit	126,330	24,072	150,402
Advertising and marketing	24,831	5,592	30,423
Contribution margin	$101,499	$18,480	$119,979
Other operating expenses			32,795
Operating income			$87,184
* Intersegment revenues of $1.1 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$731,456	$110,400	$841,856
Cost of sales	327,008	43,318	370,326
Gross profit	404,448	67,082	471,530
Advertising and marketing	99,559	14,634	114,193
Contribution margin	$304,889	$52,448	$357,337
Other operating expenses			98,755
Operating income			$258,582
* Intersegment revenues of $2.8 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$28,680	$1,586	$30,266
Cough & Cold	27,359	5,814	33,173
Women's Health	53,076	5,190	58,266
Gastrointestinal	38,919	22,707	61,626
Eye & Ear Care	38,503	6,569	45,072
Dermatologicals	26,603	1,165	27,768
Oral Care	20,362	3,100	23,462
Other OTC	3,063	45	3,108
Total segment revenues	$236,565	$46,176	$282,741

	Nine Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$85,838	$3,814	$89,652
Cough & Cold	73,703	19,129	92,832
Women's Health	163,031	17,218	180,249
Gastrointestinal	122,303	49,678	171,981
Eye & Ear Care	117,719	17,715	135,434
Dermatologicals	94,299	3,972	98,271
Oral Care	61,400	9,591	70,991
Other OTC	8,838	118	8,956
Total segment revenues	$727,131	$121,235	$848,366

	Three Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,396	$648	$30,044
Cough & Cold	31,246	6,336	37,582
Women's Health	53,918	4,138	58,056
Gastrointestinal	38,194	18,555	56,749
Eye & Ear Care	32,653	5,229	37,882
Dermatologicals	27,223	978	28,201
Oral Care	21,371	2,738	24,109
Other OTC	2,883	18	2,901
Total segment revenues	$236,884	$38,640	$275,524

	Nine Months Ended December 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$89,943	$1,642	$91,585
Cough & Cold	76,896	19,775	96,671
Women's Health	174,481	13,750	188,231
Gastrointestinal	119,533	48,619	168,152
Eye & Ear Care	109,225	14,699	123,924
Dermatologicals	89,550	2,886	92,436
Oral Care	63,597	8,988	72,585
Other OTC	8,231	41	8,272
Total segment revenues	$731,456	$110,400	$841,856

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 31 of this Quarterly Report on Form 10-Q.
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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. Although we have not experienced a material disruption to our overall supply chain to date, we have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. To date, these global conditions have not had a material negative impact on our operations, supply chain, overall costs or demand for most of our products or resulting aggregate sales and earnings, and, as such, it has also not materially negatively impacted our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs. These circumstances could change, however, in this dynamic environment. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Results of Operations

Three Months Ended December 31, 2023 compared to the Three Months Ended December 31, 2022

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2023	%	2022	%	Amount	%
North American OTC Healthcare
Analgesics	$28,680	10.1	$29,396	10.7	$(716)	(2.4)
Cough & Cold	27,359	9.7	31,246	11.3	(3,887)	(12.4)
Women's Health	53,076	18.9	53,918	19.5	(842)	(1.6)
Gastrointestinal	38,919	13.7	38,194	13.9	725	1.9
Eye & Ear Care	38,503	13.6	32,653	11.9	5,850	17.9
Dermatologicals	26,603	9.4	27,223	9.9	(620)	(2.3)
Oral Care	20,362	7.2	21,371	7.8	(1,009)	(4.7)
Other OTC	3,063	1.1	2,883	1.0	180	6.2
Total North American OTC Healthcare	236,565	83.7	236,884	86.0	(319)	(0.1)

International OTC Healthcare
Analgesics	$1,586	0.6	$648	0.2	938	144.8
Cough & Cold	5,814	2.1	6,336	2.3	(522)	(8.2)
Women's Health	5,190	1.8	4,138	1.5	1,052	25.4
Gastrointestinal	22,707	8.0	18,555	6.6	4,152	22.4
Eye & Ear Care	6,569	2.3	5,229	2.0	1,340	25.6
Dermatologicals	1,165	0.4	978	0.4	187	19.1
Oral Care	3,100	1.1	2,738	1.0	362	13.2
Other OTC	45	—	18	—	27	150.0
Total International OTC Healthcare	46,176	16.3	38,640	14.0	7,536	19.5

Total Consolidated	$282,741	100.0	$275,524	100.0	$7,217	2.6

Total revenues for the three months ended December 31, 2023 were $282.7 million, an increase of $7.2 million, or 2.6%, versus the three months ended December 31, 2022.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $0.3 million, or 0.1%, during the three months ended December 31, 2023 versus the three months ended December 31, 2022. The $0.3 million decrease was primarily attributable to a decline in sales in the Cough & Cold and Oral Care categories, partly offset by an increase in sales in the Eye & Ear Care category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $7.5 million, or 19.5%, during the three months ended December 31, 2023 versus the three months ended December 31, 2022. The $7.5 million increase was primarily attributable to an increase in sales in the Gastrointestinal, Eye & Ear Care and Women's Health categories.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2023	%	2022	%	Amount	%
North American OTC Healthcare	$130,475	55.2	$126,330	53.3	$4,145	3.3
International OTC Healthcare	27,463	59.5	24,072	62.3	3,391	14.1
	$157,938	55.9	$150,402	54.6	$7,536	5.0

Gross profit for the three months ended December 31, 2023 increased $7.5 million, or 5.0%, when compared with the three months ended December 31, 2022.  As a percentage of total revenues, gross profit increased to 55.9% during the three months ended December 31, 2023, from 54.6% during the three months ended December 31, 2022, primarily due to reduced logistics costs in our North American OTC Healthcare segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $4.1 million, or 3.3%, during the three months ended December 31, 2023 versus the three months ended December 31, 2022. As a percentage of North American OTC Healthcare revenues, gross profit increased to 55.2% during the three months ended December 31, 2023 from 53.3% during the three months ended December 31, 2022, primarily due to reduced logistics costs.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $3.4 million, or 14.1%, during the three months ended December 31, 2023 versus the three months ended December 31, 2022. As a percentage of International OTC Healthcare revenues, gross profit decreased to 59.5% during the three months ended December 31, 2023 from 62.3% during the three months ended December 31, 2022, primarily due to increased supply chain costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2023	%	2022	%	Amount	%
North American OTC Healthcare	$96,558	40.8	$101,499	42.8	$(4,941)	(4.9)
International OTC Healthcare	21,914	47.5	18,480	47.8	3,434	18.6
	$118,472	41.9	$119,979	43.5	$(1,507)	(1.3)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $4.9 million, or 4.9%, during the three months ended December 31, 2023 versus the three months ended December 31, 2022. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 40.8% during the three months ended December 31, 2023 from 42.8% during the three months ended December 31, 2022. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing spend in the three months ended December 31, 2023, partly offset by the increase in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.4 million, or 18.6%, during the three months ended December 31, 2023 versus the three months ended December 31, 2022. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 47.5% during the three months ended December 31, 2023 from 47.8% during the three months ended December 31, 2022. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $26.0 million for the three months ended December 31, 2023 and $26.5 million for the three months ended December 31, 2022.

Depreciation and Amortization
Depreciation and amortization expenses decreased to $5.6 million for the three months ended December 31, 2023 from $6.3 million for the three months ended December 31, 2022. The decrease in depreciation and amortization expenses was primarily attributable to a decrease in amortization expense due to impairment charges taken on finite-lived brands in fiscal 2023.

Interest Expense, Net
Interest expense, net was $16.6 million during the three months ended December 31, 2023 versus $17.9 million during the three months ended December 31, 2022. The average indebtedness decreased to $1.3 billion during the three months ended December 31, 2023 from $1.4 billion during the three months ended December 31, 2022. The average cost of borrowing increased to 5.4% for the three months ended December 31, 2023 from 5.0% for the three months ended December 31, 2022.

Income Taxes
The provision for income taxes during the three months ended December 31, 2023 was $16.5 million versus $16.2 million during the three months ended December 31, 2022.  The effective tax rate during the three months ended December 31, 2023 was 23.8% versus 23.7% during the three months ended December 31, 2022. The increase in the effective tax rate for the three months ended December 31, 2023 was due to the impact of discrete items primarily pertaining to stock-based compensation.

Results of Operations

Nine Months Ended December 31, 2023 compared to the Nine Months Ended December 31, 2022

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2023 and 2022.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2023	%	2022	%	Amount	%
North American OTC Healthcare
Analgesics	$85,838	10.1	$89,943	10.7	$(4,105)	(4.6)
Cough & Cold	73,703	8.7	76,896	9.1	(3,193)	(4.2)
Women's Health	163,031	19.3	174,481	20.7	(11,450)	(6.6)
Gastrointestinal	122,303	14.4	119,533	14.2	2,770	2.3
Eye & Ear Care	117,719	13.9	109,225	13.0	8,494	7.8
Dermatologicals	94,299	11.1	89,550	10.6	4,749	5.3
Oral Care	61,400	7.2	63,597	7.6	(2,197)	(3.5)
Other OTC	8,838	1.0	8,231	1.0	607	7.4
Total North American OTC Healthcare	727,131	85.7	731,456	86.9	(4,325)	(0.6)

International OTC Healthcare
Analgesics	$3,814	0.4	$1,642	0.2	2,172	132.3
Cough & Cold	19,129	2.3	19,775	2.4	(646)	(3.3)
Women's Health	17,218	2.0	13,750	1.6	3,468	25.2
Gastrointestinal	49,678	5.9	48,619	5.8	1,059	2.2
Eye & Ear Care	17,715	2.1	14,699	1.7	3,016	20.5
Dermatologicals	3,972	0.5	2,886	0.3	1,086	37.6
Oral Care	9,591	1.1	8,988	1.1	603	6.7
Other OTC	118	—	41	—	77	187.8
Total International OTC Healthcare	121,235	14.3	110,400	13.1	10,835	9.8

Total Consolidated	$848,366	100.0	$841,856	100.0	$6,510	0.8

Total revenues for the nine months ended December 31, 2023 were $848.4 million, an increase of $6.5 million, or 0.8%, versus the nine months ended December 31, 2022.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $4.3 million, or 0.6%, during the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. The $4.3 million decrease was primarily attributable to a decrease in sales in the Women's Health, Analgesics and Cough & Cold categories, partly offset by an increase in sales in the Eye & Ear Care, Dermatologicals, and Gastrointestinal categories.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $10.8 million, or 9.8%, during the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. The $10.8 million increase was mainly attributable to an increase in sales in the Women's Health, Eye & Ear Care and Analgesics categories.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2023	%	2022	%	Amount	%
North American OTC Healthcare	$403,499	55.5	$404,448	55.3	$(949)	(0.2)
International OTC Healthcare	69,132	57.0	67,082	60.8	2,050	3.1
	$472,631	55.7	$471,530	56.0	$1,101	0.2

Gross profit for the nine months ended December 31, 2023 increased $1.1 million, or 0.2%, when compared with the nine months ended December 31, 2022.  As a percentage of total revenues, gross profit decreased to 55.7% during the nine months ended December 31, 2023, from 56.0% during the nine months ended December 31, 2022, primarily due to increased supply chain costs and product mix, partly offset by pricing actions.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $0.9 million, or 0.2%, during the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. As a percentage of North American OTC Healthcare revenues, gross profit increased to 55.5% during the nine months ended December 31, 2023 from 55.3% during the nine months ended December 31, 2022, primarily due to product mix and pricing actions, partly offset by increased supply chain costs.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.1 million, or 3.1%, during the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. As a percentage of International OTC Healthcare revenues, gross profit decreased to 57.0% during the nine months ended December 31, 2023 from 60.8% during the nine months ended December 31, 2022, primarily due to increased supply chain costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2023	%	2022	%	Amount	%
North American OTC Healthcare	$302,792	41.6	$304,889	41.7	$(2,097)	(0.7)
International OTC Healthcare	54,040	44.6	52,448	47.5	1,592	3.0
	$356,832	42.1	$357,337	42.4	$(505)	(0.1)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the nine months ended December 31, 2023 decreased $2.1 million, or 0.7%, when compared with the nine months ended December 31, 2022. As a percentage of North American OTC Healthcare revenues, contribution margin decreased slightly to 41.6% during the nine months ended December 31, 2023 from 41.7% during the nine months ended December 31, 2022, primarily due to a slight increase in advertising and marketing spend in the nine months ended December 31, 2023.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.6 million, or 3.0%, during the nine months ended December 31, 2023 versus the nine months ended December 31, 2022. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 44.6% during the nine months ended December 31, 2023 from 47.5% during the nine months ended December 31, 2022. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses remained flat at $79.7 million for the nine months ended December 31, 2023 and nine months ended December 31, 2022.

Depreciation and Amortization
Depreciation and amortization expenses were $16.9 million for the nine months ended December 31, 2023 and $19.1 million for the nine months ended December 31, 2022. The decrease in depreciation and amortization expenses was primarily attributable to a decrease in amortization expense due to impairment charges taken on finite-lived brands in fiscal 2023.

Interest Expense, Net
Interest expense, net was $51.9 million during the nine months ended December 31, 2023 versus $50.2 million during the nine months ended December 31, 2022. The average indebtedness decreased to $1.3 billion during the nine months ended December 31, 2023 from $1.5 billion during the nine months ended December 31, 2022. The average cost of borrowing increased to 5.4% for the nine months ended December 31, 2023 compared to 4.5% for the nine months ended December 31, 2022.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2023 was $48.8 million versus $47.4 million during the nine months ended December 31, 2022.  The effective tax rate during the nine months ended December 31, 2023 was 23.4% versus 23.0% during the nine months ended December 31, 2022. The increase in the effective tax rate for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 was due to the impact of discrete items primarily pertaining to stock-based compensation and state tax rate legislative changes.
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

As of December 31, 2023, we had cash and cash equivalents of $63.6 million, an increase of $5.1 million from March 31, 2023. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2023	2022	$ Change
Cash provided by (used in):
Operating Activities	$182,019	$170,729	$11,290
Investing Activities	(5,107)	(5,226)	119
Financing Activities	(172,571)	(105,351)	(67,220)
Effects of exchange rate changes on cash and cash equivalents	785	(979)	1,764
Net change in cash and cash equivalents	$5,126	$59,173	$(54,047)

Operating Activities
Net cash provided by operating activities was $182.0 million for the nine months ended December 31, 2023, compared to $170.7 million for the nine months ended December 31, 2022. The $11.3 million increase was primarily due to decreased working capital.

Investing Activities
Net cash used in investing activities was $5.1 million for the nine months ended December 31, 2023, compared to $5.2 million for the nine months ended December 31, 2022.

Financing Activities
Net cash used in financing activities was $172.6 million for the nine months ended December 31, 2023, compared to $105.4 million for the nine months ended December 31, 2022. The $67.2 million increase was primarily due to net repayments of $95.0 million compared to the prior year nine month period, partly offset by a decrease in the repurchase of shares of our common stock in conjunction with our share repurchase program of $25.0 million in the nine months ended December 31, 2023.

Capital Resources

As of December 31, 2023, we had an aggregate of $1.2 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and
•$210.0 million of borrowings under the Term B-5 Loans under our term loan originally entered into on January 31, 2012 (the "2012 Term Loan”) due July 1, 2028.

As of December 31, 2023, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $168.9 million.

On December 8, 2023, we entered into Amendment No. 9 ("ABL Amendment No. 9") to the 2012 ABL Revolver. ABL Amendment No. 9 provides for (i) an increase in the aggregate revolving commitment of the facility from $175.0 million to $200.0 million, (ii) an extension of the maturity date of the 2012 ABL Revolver to December 8, 2028, and (iii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including, but not limited to, increased flexibility related to restricted payments, debt incurrence and borrowing base calculations. There were no changes to interest terms as a result of this amendment.
Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2024 (remaining three months ending March 31, 2024)	$—
2025	—
2026	—
2027	—
2028	400,000
Thereafter	810,000
$1,210,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended December 31, 2023 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended December 31, 2023 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2023 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At December 31, 2023, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2023.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At December 31, 2023, approximately $210.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and nine months ended December 31, 2023 of approximately $0.7 million and $2.3 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2023, approximately 17.0% and 14.1%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2022, approximately 14.9% and 13.8%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2023 and 2022. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $2.7 million for the three months ended December 31, 2023 and approximately $6.8 million for the nine months ended December 31, 2023. It represented a less than 5.0% impact on pre-tax income of approximately $2.3 million for the three months ended December 31, 2022 and $7.1 million for the nine months ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2023.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Amendment No. 9, dated as of December 8, 2023, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2023).*

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 8, 2024	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)