Form 10-K
period 2024-03-31
Prestige Consumer Healthcare Inc.
filed 2024-05-15
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2023 was $2,815.6 million.
As of May 10, 2024, the registrant had 49,915,366 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	25
Item 1C.	Cybersecurity	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	(Reserved)	31
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	85
Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	85

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	86
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions, and Director Independence	86
Item 14.	Principal Accounting Fees and Services	86

Part IV
Item 15.	Exhibits, Financial Statement Schedules	87
Item 16.	Form 10-K Summary	89

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

•Disruptions of supply of sourced goods or components;
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
•Disruptions in our distribution center or manufacturing facilities;
•Potential changes in export/import and trade laws, regulations and policies including any increased trade restrictions or tariffs;
•Acquisitions, dispositions or other strategic transactions diverting managerial resources and creating additional liabilities;
•Actions of government agencies in connection with our manufacturing plants, products, advertising or regulatory matters;
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

For more information, see “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Prior to August 17, 2018, the Company's name was Prestige Brands Holdings, Inc.  Reference to a year (e.g., “2024”) refers to our fiscal year ended March 31 of that year.

We formed as a Delaware corporation in 1996 and are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name, over-the-counter (“OTC”) health and personal care products to mass merchandisers, drug, food, dollar, convenience, club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.  Our ultimate success is dependent on several factors, including our ability to:

•Develop and execute effective sales, advertising and marketing programs to maintain or grow our market share versus competitors over time;

•Establish and maintain our internal and third-party manufacturing and distribution relationships to fulfill customer demands;

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

The following summarizes the percent of our net revenues by segment during each of the past three fiscal years:

	March 31,
	2024	2023	2022
Segment:
North American OTC Healthcare	85.2%	86.3%	89.1%
International OTC Healthcare	14.8	13.7	10.9
Total	100.0%	100.0%	100.0%

For additional information concerning our business segments, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Major Brands and Market Position

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 83.3%, 81.9%, and 81.4% of our total revenues for 2024, 2023, and 2022, respectively.

Major Brands	Product Group	Market Position (1)	Market Segment (2)	Brand Information
North American OTC Healthcare: (3)
BC and Goody's	Analgesics	#1	Analgesic Powders	Founded over 90 years ago, the BC and Goody's brands feature over-the-counter, fast-acting pain relief powder
Boudreaux's Butt Paste	Dermatologicals	#3	Baby Ointments	Products include various diaper rash treatments and skin protectants manufactured with high-quality ingredients
Chloraseptic	Cough & Cold	#1	Sore Throat Liquids and Lozenges (Medicated)	Products include sprays and lozenges to relieve sore throats and mouth pain
Clear Eyes	Eye & Ear Care	#2	Redness Relief	Effective line of eye care products that provide soothing comfort, including relief from redness and itchiness
Compound W	Dermatologicals	#1	Wart Removal	Provides safe and effective at-home removal of common and plantar warts
Debrox	Eye & Ear Care	#1	Ear Wax Removal	Provides a safe and gentle way to remove excess ear wax or water from ear canal
DenTek	Oral Care	#4	PEG Oral Care	Products include dental guards, floss picks, interdental brushes, dental repair and kits, and tongue cleaners
Dramamine	Gastrointestinal	#1	Motion Sickness Relief	Includes non-drowsy, kids', original and nausea-free formulas
Fleet	Gastrointestinal	#1	Adult Enemas and Suppositories	Founded in 1869, products include enemas and other laxative products
Gaviscon	Gastrointestinal	#3	Upset Stomach Remedies	Creates a protective foam barrier to help block stomach acid from splashing up into the esophagus
Luden's	Cough & Cold	#3	Cough Drops (Non-Medicated)	Cough drop brand that is over 130 years old and includes a variety of flavors
Monistat	Women's Health	#1	Vaginal Anti-Fungal	Provides fast relief for yeast infections and is available in several different doses
Nix	Dermatologicals	#1	Lice and Parasite Treatments	Effective and safe lice and super lice treatments
Summer's Eve	Women's Health	#1	Feminine Hygiene	Offers a variety of feminine care products including washes, cloths, and sprays
TheraTears	Eye & Ear Care	#3	Dry Eye Relief	Doctor created and recommended brand for dry eye relief
International OTC Healthcare:
Fess	Cough & Cold	#1	Nasal Saline Sprays and Washes	Helps relieve nasal and sinus congestion due to allergy, hay fever, colds and flu
Hydralyte	Gastrointestinal	#1	Oral Rehydration	Relieves symptoms of dehydration and helps replace water and electrolytes lost due to vomiting, diarrhea, heavy sweating, vigorous exercise and occasional hangovers
(1)We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc. (“IRI”), for the 52-week period ended March 24, 2024. International information was derived from several sources. Fess and Hydralyte data are for the Australian market.
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

Market Position
During 2024, approximately 58.6% of our total revenues were from major brands with a number one market position, compared with approximately 58.1% and 67.5% of total revenues during 2023 and 2022, respectively.  In 2024, these brands included BC and Goody's, Chloraseptic, Compound W, Debrox, Dramamine, Fess, Fleet, Hydralyte, Monistat, Nix, and Summer's Eve.

Competitive Strengths and Growth Strategy

We believe that our product portfolio is positioned for long-term growth based on the following factors:

Diversified Portfolio of Well-Recognized and Established Consumer Brands
We own and market a diverse portfolio of well-recognized consumer brands, some of which were established over 100 years ago.  Our diverse portfolio of products provides us with multiple sources of growth and minimizes our reliance on any one product or category. We provide significant marketing support to our portfolio, which is designed to enhance our sales growth and our long-term profitability across our major brands and other significant brands.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs, and the ability to extend our highly recognizable brand names to other products. One of our strategies is to broaden the categories in which we participate and increase our market share within those categories through ongoing product innovation.  As an example of this philosophy, in 2024 we launched a number of new products, including Summer’s Eve Ultimate Odor Protection line, Monistat's Maintain Boric Acid Suppositories, Clear Eyes Nighttime Restoring Drops, and Dentek Gum Health Advanced Cleaning kit. In 2023, we launched Summer’s Eve Spa Renewing Wash, Compound W Total Care, Nix Lice Prevention Spray, Tagamet Cool Mint, and Fleet Fresh & Clean Enemas. While there is always a risk that sales of existing products may be reduced by new product introductions, our goal is to grow the overall sales of our brands.

Investments in Advertising and Marketing
We invest in advertising and marketing to drive the growth of our brands.  Our marketing strategy is focused primarily on consumer-oriented initiatives that target consumers via mass media, digital marketing, in-store programming and coupons. While the absolute level of marketing expenditures differs by brand and category, we have often increased the amount of investment in our brands after acquiring them.

Increasing Distribution Across Multiple Channels
Our broad distribution base attempts to ensure that our products are well positioned across all available channels and that we are able to participate in changing consumer retail trends.  In an effort to ensure continued sales growth, we continue to focus on expanding our strategy of direct sales while reducing our reliance on brokers for our customers.

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

Growing Our International Business
International sales beyond the borders of North America represented 14.8%, 13.7% and 10.9% of total revenues in 2024, 2023, and 2022, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues as a proportion of our total revenues will continue to grow over the long-term.

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

Customers

Our senior management team and dedicated sales force strive to maintain long-standing relationships with our top customers.  We also contract with third-party sales management enterprises that interface directly with many of our remaining customers and report directly to members of our sales management team.  In an effort to ensure continued sales growth, we continue to focus on expanding our reliance on direct sales while reducing our reliance on brokers.

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience, club stores and e-commerce channels.  The following table sets forth the percentage of gross revenues for our U.S. customers across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Revenues (1)
Channel of Distribution	2024	2023	2022
Mass	34.6	33.6	34.3
Drug	22.8	25.6	25.4
Food	12.9	14.3	13.9
Dollar	6.6	6.5	6.3
Convenience	3.2	3.4	3.5
Club	1.2	1.3	1.6
Other (2)	18.7	15.3	15.0
(1)Includes estimates for some of our wholesale customers that service more than one distribution channel
(2)Includes e-commerce retailers such as Amazon

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

During 2024, 2023, and 2022, Walmart accounted for approximately 19.7%, 19.7%, and 20.5%, respectively, of our gross revenues. During 2024, Amazon accounted for approximately 10.9% of our gross revenues. We expect that for future periods, our top ten customers, including Walmart and Amazon, will in the aggregate continue to account for a large portion of our sales.

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

At March 31, 2024, we had relationships with 122 third-party manufacturers.  Of those, we had long-term contracts with 26 manufacturers that produced items that accounted for approximately 72.0% of our gross revenues for 2024, compared to 25 manufacturers with long-term contracts that accounted for approximately 69.8% of our gross revenues in 2023.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, accounted for more than 10% of our gross revenues during 2024, 2023 and 2022. During 2024, 2023 and 2022, the manufacturer accounted for approximately 20% of our gross revenues while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier accounts for 10% or more of our gross revenues.  Our long-term supply and manufacturing agreements explicitly outline the manufacturers’ obligations and product specifications with respect to the brand or brands being produced, including allocation of product liability risk. Pursuant to the terms of these agreements, the purchase price of products is subject to change due to fluctuations in input costs such as raw material, packaging components and labor costs.

We do not have long-term contracts with certain manufacturers which means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

In addition to relying on contract manufacturers, we operate a manufacturing facility in Lynchburg, Virginia, which manufactures products representing approximately 11% of our gross revenues.

We believe that most of the raw materials and packaging components used to produce our products at our manufacturing facilities and at our third-party manufacturing facilities are generally available through multiple sources acquired on both a contract and purchase order basis but are also subject to inflationary pressure and production delays.

Warehousing and Distribution

We manage product distribution in the continental United States through one facility, which is owned and operated by a third-party provider since fiscal 2020. This facility provides warehouse services including storage, handling and shipping, as well as transportation services, with respect to our full line of products, including (i) complete management services, (ii) carrier claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation, and (vi) freight payment services.

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

Our branded competitors include, among others, AbbVie Inc., Alcon, Bausch + Lomb, Bayer AG, Combe, Compass Diversified, Haleon plc, Kenvue, Mondelez International, Reckitt Benckiser Group plc, Sanofi, Scholl's Wellness Company, Sunstar Group, and The Procter & Gamble Company.

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

Many of the competitors noted above are larger and have substantially greater research and development and financial resources than we do, and may therefore have the ability to spend more aggressively and consistently on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions. See “Competitive Strengths and Growth Strategy” above for additional information regarding our competitive strengths and Part I, Item 1A “Risk Factors” below for additional information regarding competition in our industry.

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission (“CPSC”), and the Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which our products are manufactured, marketed, distributed and sold. Our Regulatory and Quality team is guided by a senior member of management and staffed by individuals with appropriate quality and regulatory experience. Our Regulatory, Quality and Operations teams work closely with our third-party manufacturers and our own manufacturing operations on quality-related matters. We monitor our own manufacturing operations and our third-party manufacturers' compliance with FDA and relevant foreign regulations and perform periodic audits to ensure compliance. This internal audit process is designed to ensure that our manufacturing processes and products are of high quality and in compliance with known regulatory and quality requirements. If the FDA or a foreign governmental authority chooses to inspect a particular third-party manufacturing facility, we require the third-party manufacturer to notify us immediately and update us on the progress of the inspection as it proceeds. If we or our manufacturers fail to comply with applicable regulations, we could be issued a list of deficiencies, which could lead to significant claims or penalties or be required to recall or discontinue the sale and/or manufacturing of the non-compliant products.

Most of our U.S. OTC drug products are regulated pursuant to the FDA’s monograph system, initially established in 1972. The monograph system establishes conditions, such as active ingredients, uses or indications, doses, routes of administration, labeling and testing, under which certain broad categories of U.S. OTC drug products are generally recognized as safe and effective for their intended use. The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, signed into law on March 27, 2020, and the Over-the-Counter Monograph Safety, Innovation, and Reform Act have revised this OTC monograph framework. Products that comply with monograph requirements do not require pre-market approval from the FDA. OTC drug products fall under the requirements of the Federal Food Drug and Cosmetic Act ("FDC Act"), as amended by the CARES Act, which includes the Over-the-Counter Monograph Safety, Innovation, and Reform Act. These new authorities authorize FDA to add, remove or change monographs, and therefore, OTC monograph requirements are expected to be delineated further by the FDA in the next few years.

Certain of our U.S. OTC drug products require the submission of a New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”). These specific OTC drug products cannot be marketed until FDA approves the NDA or ANDA, and, after approval, are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to reporting requirements as set forth in FDA regulations.

Certain of our U.S. OTC Healthcare products are medical devices regulated by the FDA through one of three classes of medical devices: Class I devices are low risk devices, Class II devices are intermediate risk devices, and Class III are high risk devices. The class of the device determines, among other things, the type of premarket submission/application required by FDA to market the device, and this system may involve pre-market clearance or approval. During the review process, the FDA makes an affirmative determination as to the safety and efficacy of the device, as well as the sufficiency of the label indications, directions, cautions and warnings for the medical devices in question.

Certain of our products are considered cosmetics regulated by the FDA through the FDC Act and the Fair Packaging and Labeling Act. The FDA does not require pre-market clearance for cosmetics but manufacturers must ensure the products are not adulterated or misbranded. Furthermore, Congress passed the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”) in December 2023, which expands FDA authority to regulate cosmetics. MoCRA provides new FDA authorities related to records access, mandatory recalls, adverse event reporting, facility registration, product listing and safety substantiation of products.

In accordance with the FDC Act and FDA regulations, we and our third-party manufacturers of U.S. products must also comply with the FDA’s current Good Manufacturing Practices (“cGMPs”). The FDA inspects our facilities and those of our third-party manufacturers periodically to determine that both we and our third-party manufacturers are complying with cGMPs. Even where we are not performing manufacturing activities in our own facilities, CGMP requirements include oversight responsibilities over contract manufacturers. We recently moved the manufacture of certain of our more regulated products to our own manufacturing facility, which will subject our facility to increased regulatory requirements and scrutiny with respect to both our existing and new operations there.

Our dietary supplement products are governed by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which defines and regulates dietary supplements. Under DSHEA, FDA published a final rule that requires persons who manufacture, package, label or hold a dietary supplement to establish and follow cGMPs.

A number of our products are also regulated by the CPSC under the Federal Hazardous Substances Act (“FHSA”), the Poison Prevention Packaging Act of 1970 (the “PPPA”) and the Consumer Products Safety Improvement Act of 2008 (“CPSIA”). In addition, a small number of our products that are subject to regulation under the PPPA can only be legally marketed if they are dispensed in child-resistant packaging or labeled for use in households where there are no children. The CPSIA requires us to make available to our customers certificates stating that we are in compliance with any applicable regulation administered by the CPSC.

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

Sustainability and Environmental, Social and Governance (“ESG”) Regulations
We believe that sustainable operations are both financially and operationally beneficial to our business and critical to the health of the communities in which we operate. Our operations are subject to U.S. federal, state and local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations, including periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits as well as a review of documentary information, to determine compliance with such U.S. federal, state and local and foreign laws, rules and regulations. We seek to ensure responsible sourcing of our products and to improve our suppliers’ environmental, labor, health and safety and ethical practices through our Supplier Code of Conduct. We seek to minimize our resource footprint at our locations with a focus on managing waste, water and energy consumption.

Other Regulations
We are also subject to a variety of other regulations in the U.S. and various foreign markets, including regulations pertaining to import/export, antitrust and pharmacovigilance issues. To the extent we decide to commence or expand operations in additional countries, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. We must also comply with product labeling and packaging regulations that may vary from country to country. In addition, we are subject to FTC and state regulations, as well as foreign regulations, relating to our product claims and advertising.

Impact of Regulations
Compliance with these various regulations has an impact on capital expenditures, earnings and our competitive position. Government regulations in both our U.S. and international markets can delay or prevent the introduction of some of our products. Our failure to comply with these regulations can also result in recalls or a product being removed from sale in a particular market, either temporarily or permanently. The adoption of new regulations or changes in the interpretation of existing governmental regulation has and in the future could also require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Those changes have and will continue to require capital investments in facilities and equipment to meet the requirements, require us to incur additional compliance costs, as well as additional product development, material and production costs, which may impact our financial condition and ability to compete. If we fail to comply with these regulations, we could be subject to enforcement actions and the imposition of penalties, which could adversely impact our financial condition.

Intellectual Property
We own a number of trademark registrations and applications in the United States, Canada and other foreign countries.  The following are some of the most significant registered trademarks we own in the United States and/or Canada:  BC, Boudreaux's Butt Paste, Chloraseptic, Clear Eyes, Compound W, Debrox, DenTek, Dramamine, Fleet, Gaviscon, Goody's, Luden's, Monistat, Nix, Summer's Eve and TheraTears.

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment and geopolitical events. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages have negatively impacted our results of operations in the fourth quarter of fiscal 2024, and we expect further shortages may have a negative impact on our sales. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Human Capital Management

Our Culture & Diversity
Our mission is to deliver high-quality consumer health and personal care products that improve and enrich the lives of our consumers. Our Company culture is founded on the principles of Leadership, Trust, Change and Execution. Of those principles, Trust is among the most important: trust in the safety and performance of our products, the integrity of our manufacturing and marketing processes, the character of our people, and the benefit to our consumers and society. We also reward employees who take ownership and embody our principle of Leadership with projects that positively impact our business, community and stakeholders.

We take pride in the wide range of backgrounds, races, nationalities, personalities, ideas, and talents that make up our organization. We continue to build on our long commitment of equal employment opportunity and anti-discrimination by supporting inclusion and equality of people with unique cultural and ethnic heritage, color and backgrounds, gender identification and sexual orientation, and other traits. We endeavor to facilitate the acquisition of diverse attitudes, skills and talents particularly for future leadership roles through hiring, workplace practices and employee development. We strive to create and sustain an environment where all employees are heard and inspired to achieve their full potential. We continually review our Company employee demographics to help us adhere to these principles.

We also believe in working productively with one another and with our stakeholders to ensure long-term success. Some of the ways we encourage this is by:

•Recruiting: With employees across the U.S. and the world, we understand the importance of hiring and advancement practices that support diversity at all levels of the organization as well as talent development.

•Monitoring: We have a strict Code of Conduct and Ethics that fosters a work environment that is free from intimidation, harassment and violence. Our team employs a process to investigate and resolve any potential conduct or ethics concern. We use a third-party reporting avenue for employees to exercise any such concern with anonymity and confidentiality. Raising a concern honestly or participating in an investigation cannot be the basis for any adverse employment action, including termination, suspension, loss of benefits, threats, harassment or discrimination.

Our Employees
As of March 31, 2024, we had approximately 570 global employees. Approximately 82% of our workforce operates in the United States, 16% in Australia and Asia and 2% in Europe. 59% of our employees are salaried and 41% are paid hourly wages. We employ only a few part time employees. Our workforce is 53% female and 47% male. None of our employees are a party to a collective bargaining agreement. Management believes that our relations with employees are good.

Strategic Development and Empowerment
We encourage all employees to achieve their full potential by participating in our mentorship opportunities, career development programs and Company-provided learning tools. We provide responsibility and development opportunities to our employees worldwide. We employ a performance management process under which all employees receive reviews that not only assess performance but identify specific developmental opportunities and learning goals for the individual. By empowering our employees to develop and enhance their skills through enterprise-wide tools, videos and coursework that focus on continuous learning and professional and personal development, we encourage all of our employees to reach their full potential, which in turn helps our organization succeed.

Health and Safety
We are committed to providing a safe work environment for our employees and require employees to share this concern by abiding to rigorous safety measures. To enable this and assure that the message of health, safety and well-being are part of our work culture, we conduct regular training programs at our production facilities. We seek to comply with all U.S. federal, state and/or local occupational safety and health standards and report our safety records in accordance with the Occupational Safety and Health Administration ("OSHA"). We also seek to comply with the applicable safety and health standards in all other countries in which we have employees, including Australia, the United Kingdom and Singapore.

Our Community
We seek to be a responsible corporate citizen, and we resolve to live by our principles as we continue to grow our global business. We seek out opportunities to be active members of our communities to enhance the lives of our neighbors and consumers. We encourage employees to become involved in their respective communities, and we enable office locations the freedom to develop programs that are appropriate to their community needs. For example, our corporate headquarters office location traditionally has an annual “Day of Giving” where employees spend a day giving back to the nearby communities, while other office locations support their communities through various volunteerism events.
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

We have adopted a Code of Conduct and Ethics Policy, Code of Ethics for Senior Financial Employees, Policy and Procedures for Complaints Regarding Accounting, Internal Controls and Auditing Matters, Corporate Governance Guidelines, and Charters for our Audit, Compensation and Nominating and Corporate Governance Committees, as well as a Related Persons Transaction Policy, Stock Ownership Guidelines and a Clawback Policy.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for these documents from us should be made in writing to:

Prestige Consumer Healthcare Inc.
660 White Plains Road
Tarrytown, New York 10591
Attention: Corporate Secretary

We also make copies of the following policies available on our Internet site at https://ir.prestigebrands.com/corporate-governance/documents:
•Corporate Governance Guidelines
•Supplier Code of Conduct
•Related Persons Transaction Policy
•Code of Conduct and Ethics
•Code of Ethics for Senior Financial Employees
•Clawback Policy

We intend to disclose future amendments to these documents, policies and guidelines and any waivers of these documents, policies and guidelines, on our Internet website and/or through the filing of a Current Report on Form 8-K with the SEC, to the extent required under the Exchange Act.

ITEM 1A. RISK FACTORS

Risks Related to our Business and Industry

We primarily depend on third-party manufacturers to produce the products we sell. If these third-party manufacturers are unable to produce our products in sufficient quantities to meet customer demand, our business and results of operations may be materially adversely impacted. In addition, if we are unable to maintain these manufacturing relationships or are unable to successfully transfer manufacturing to another third-party or our own manufacturing facility, we may be unable to meet customer demand, and our business and sales could suffer.

Many of our products are produced by a limited number of third-party manufacturers. Our ability to retain our current manufacturing relationships and engage in and successfully transition to new relationships or to our own manufacturing facility is critical to our ability to deliver quality products to our customers in a timely manner. Certain of the Company's manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages have negatively impacted our results of operations in the fourth quarter of fiscal 2024, and we expect further shortages may have a negative impact on our sales.

In the event that our primary third-party manufacturers are unable or unwilling to ship products to us in a timely manner, we would have to rely on secondary manufacturing relationships or, to the extent unavailable, identify and qualify new manufacturing relationships. Because of the unique manufacturing requirements of certain products, the Company may be unable to timely identify or qualify new suppliers or at the quantities, quality and price levels needed. In addition, identifying alternative manufacturers without adequate lead times may involve additional manufacturing expense or delay in production. In some instances, we may seek to transfer the manufacture of certain products to our own facilities, which may result in additional manufacturing expense, delay in production, additional regulatory requirements and other disruptions to our business. In other instances, we have not been able to identify additional third-party manufacturers to supply us with sufficient quantities of the products for which we are currently experiencing shortages, and our own manufacturing facility is not currently able to produce these products. In general, the consequences of not securing adequate, high quality and timely supplies of merchandise has negatively impacted inventory levels, which has adversely impacted our sales, could damage our reputation and result in lost customers, and could have a material adverse effect on our financial condition and results of operations if such shortages continue.

Certain of our manufacturers who produce products for us have experienced cash flow shortages, and we have provided short term loans to these suppliers to ensure continuous supply. Most recently, we extended short term loans to a supplier that produces cough/cold and ear care products, which total $5.9 million in the aggregate as of March 31, 2024, to support their continued operation. If they or any other suppliers cease operations or are otherwise unable to continue to supply products to us, or to repay their indebtedness, our results of operations and financial condition would be adversely impacted.

At March 31, 2024, we had relationships with 122 third-party manufacturers.  Of those, we had long-term contracts with 26 manufacturers that produced items that accounted for approximately 72.0% of our gross revenues for 2024, compared to 25 manufacturers with long-term contracts that produced approximately 69.8% of gross revenues in 2023. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, accounted for more than 10% of our gross revenues during 2024, 2023 and 2022. During 2024, 2023 and 2022, this manufacturer accounted for approximately 20% of our gross revenues while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier accounts for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers also means that they could cease manufacturing our products at any time and for any reason or initiate costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement on acceptable terms, which could have a material adverse effect on our business and results of operations. In addition, even if we do enter into long-term contracts with certain manufacturers, our manufacturers may increase prices under the terms our existing contracts if they experience increases in input costs, which could have a material adverse impact on our results of operations and financial condition.

Price increases for raw materials, packaging, labor, energy and transportation costs, and other manufacturer, logistics provider or distributor demands, could continue to have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Volatility and increases in commodity raw material (e.g. resins) and packaging component prices, labor, energy, and transportation costs, and other input costs, including as a result of supply chain issues or shortages, could significantly affect our profit margin and could have a material adverse impact on our financial condition and results of operations if our raw material suppliers, third-party manufacturers, logistics providers or distributors pass along those costs to us. Certain product categories have been impacted by higher inflation due to, among other things, the continuing impacts of labor shortages, global supply chain disruptions and the uncertain economic and geopolitical environment, which has negatively impacted our gross margin. Although the impact of these increased costs has not had a material adverse effect on our results of operations or financial condition to date, further input cost increases could have such a material impact.

In this economic environment, the manufacturers we use have and may continue to increase the cost to us of many of the products we purchase, which has impacted and could continue to adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers. If we are unable to increase the price for our products to our customers or achieve cost savings in a rising cost environment, any such cost increases would likely further reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price of our products in order to maintain our current gross margins for our products, the increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our financial condition and results of operations. We believe that certain of our products could have difficulty absorbing further near-term price increases without potentially impacting market share, which would have a related adverse impact on our revenues.
Volatility in or worsening of economic conditions from high inflation, economic policy, geopolitical conflicts, public health issues, and other factors beyond our control could reduce consumer spending, which could adversely impact demand for our products and our results of operations and financial condition.

Our financial performance depends on the stability of conditions that impact consumer spending. Adverse conditions or volatility in financial markets or the economy, including rising interest rates, inflation from rising costs, unemployment, bank failures, and the lack of consumer financing, could adversely impact consumer confidence and reduce disposable income, resulting in reduced consumer spending leading to reduced consumption of our products. Existing volatility in the global economy, including from supply chain issues and rising costs, has not materially impacted consumer spending on our products, but further worsening of these conditions could have a material adverse impact on our results of operations and financial condition.

The high level of competition in our industry, much of which comes from competitors with greater resources, could adversely affect our business, financial condition and results of operations.

The business of selling brand name consumer products in the OTC health and personal care market is highly competitive. This market includes numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad. Many of these competitors are larger and have substantially greater resources than we do, and they may therefore have the ability to spend more aggressively on research and development and advertising and marketing, and to respond more effectively to changing business and economic conditions, including in connection with inflation or recessionary conditions.

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

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. The introduction or expansion of store brand products that compete with our products at a lower price point has and could impact our sales and results of operations. This could be exacerbated by rising costs and other economic conditions that shift consumer demand to lower-priced products, as well as supply chain issues that result in reduced availability for our products. Competitive pricing may require us to reduce prices, which may result in lost revenue or a reduction of our profit margins. Future price adjustments by our competitors or our inability to react with price adjustments of our own could result in a loss of market share, which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross revenues, and the loss of one or more of these customers or changes in their strategies and policies could reduce our gross revenues and have a material adverse effect on our financial condition and results of operations.

During 2024, Walmart and Amazon, which accounted for approximately 19.7% and 10.9% of our gross revenues, were our only customers that accounted for more than 10% of our gross revenues. We expect that for future periods, our top ten customers, including Walmart and Amazon, will, in the aggregate, continue to account for a large and potentially increasing portion of our sales. Many of our customers have sought to obtain lower pricing, more strict logistics requirements or other changes to the customer-supplier relationship. If we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors. Reductions in inventory by our customers, the loss of one or more of our top customers, including as a result of consolidation in the retail industry, or any significant decrease in sales to these customers based on changes in their strategies or policies, such as a reduction in the number of brands they carry, the amount of shelf space or positioning they dedicate to store brand products or to our particular products, or a significant reduction in our online positioning, could reduce our sales and have a material adverse effect on our financial condition and results of operations. In addition, many retailers have implemented inventory management strategies that include reductions in the amount of inventory they carry and related reductions in retail space and may continue such efforts in the future.

In addition, our business is based primarily upon individual sales orders. We typically do not enter into long-term contracts with our customers. Accordingly, our customers could cease buying products or reduce the number of items they buy from us at any time and for any reason. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us or reduces the number of items purchased. If a significant number of our smaller customers, or any of our significant customers, elect not to purchase products from us or materially reduce the quantity of products they purchase from us, our financial condition and results of operations could be materially adversely affected.

Disruption in our third-party distribution center or our manufacturing facilities may prevent us from meeting customer demand, and our sales and financial condition may materially suffer as a result.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate a manufacturing facility in Lynchburg, Virginia, which manufactures products representing approximately 11% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or our manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

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

We could experience adverse impacts from public health emergencies in a number of ways, including, but not limited to, the following:

•supply chain delays or disruptions due to closed supplier facilities or distribution centers, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•shutdown of our manufacturing facilities due to illness or government order;

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

The extent to which a global pandemic, and the related global economic downturn, could affect our business, results of operations and financial condition depends on developments that are highly uncertain and cannot be predicted, including the severity and duration of any outbreak and recovery period, the availability, acceptance and efficacy of vaccines, future actions taken by governmental authorities and other third parties in response to the pandemic, and the impact on our customers, employees and suppliers, distributors and other service providers. Moreover, the effects of a pandemic could exacerbate the other risks described in this “Risk Factors” section of this Annual Report on Form 10-K.

Consumption trends for our products may not correlate to our results of operations.

We regularly review and may disclose certain consumption levels to provide an indication of the strength of our expected results of operations. Total company consumption is based on domestic IRI multi-outlet + C-store retail sales for the relevant period, retail sales from other third parties for certain e-commerce sales in North America, Australia consumption based on IMS data, and other international net revenues as a proxy for consumption. Our calculation of consumption levels may not accurately reflect actual retail consumption given limitations of tracked data and consumption levels could significantly differ from reported revenues.

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

From time to time we are subject to various product liability claims. Claims could be based on allegations that, among other things, our products contain contaminants, include inadequate instructions or warnings regarding their use, or include inadequate warnings concerning side effects and interactions with other substances. For example, we previously acquired a low sales volume talcum-based product as part of a larger acquisition, which was subsequently discontinued in 2017. The product has been identified in a small number of lawsuits along with other talcum-based products and their manufacturers alleging contamination of the products. To date, most claims against our discontinued product have been voluntarily dismissed and none have resulted in a material loss to the Company. Whether or not successful, product liability claims could result in negative publicity that could adversely affect the reputation of our brands and our sales and financial condition. Additionally, we may be required to pay for losses or injuries purportedly caused by our products, which could negatively impact our financial condition. We could also be required for a variety of reasons to initiate product recalls, which we have done on several occasions. Any product recalls could have a material adverse effect on our business, financial condition and results of operations.

Although we have supply and manufacturing agreements with certain of our third-party manufacturers, which explicitly outline the allocation of product liability risk with respect to the products these manufacturers produce, some of our other products are manufactured on a purchase order basis. To the extent we rely on purchase orders to govern our commercial relationships with suppliers, we have not specifically negotiated the allocation of risk for product liability obligations. Instead, we typically rely on implied warranties from the suppliers with respect to these products. As a result, we may have difficulty enforcing these implied warranties, and we may be required to bear all or a significant portion of any product liability obligations rather than transferring this risk to our third-party manufacturers.

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

Risks Related to Acquisitions and Product Development

Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing could have an adverse impact on our growth and our financial condition and results of operations.

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

The Company's future performance and growth depends on our ability to successfully develop and introduce new products and product line extensions. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which the Company may not be able to recover if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks. These risks include product development or launch delays, competitor actions, regulatory approval hurdles, and the failure of new products and line extensions to achieve anticipated levels of market acceptance. A negative outcome in any of these risks could adversely impact our results of operations and financial condition.

Regulatory Risks

We face risks associated with doing business internationally.

Approximately 15% of our total 2024 revenues were attributable to our international business. We generally rely on brokers and distributors for the sale of our products in foreign countries. In addition, some of our third-party manufacturers are located outside the United States. Risks of doing business internationally include, but are not limited to the following:

•Political instability or declining economic conditions in the countries or regions where we operate or rely on third-party manufacturers or suppliers, which could adversely affect sales of our products in these countries or regions or our ability to obtain adequate supply of our products;

•Currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;

•Fluctuating foreign exchange rates that result in unfavorable increases in the price of our products or cause increases in the cost of certain products purchased from our foreign third-party manufacturers;

•Requirements under laws and regulations concerning ethical business practices;

•Trade restrictions and exchange controls;

•Difficulties in staffing and managing international operations;

•Difficulty protecting our intellectual property rights and avoiding diversion of our products in these markets; and

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

In particular, the formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, FTC and CPSC, the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold. The FDC Act and FDA regulations require that the manufacturing processes of our facilities and third-party manufacturers of U.S. products must also comply with the FDA’s cGMPs. The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with cGMPs. Following a halt in inspections during the early phases of COVID-19, the FDA has recently increased inspection activity globally, which has resulted in production delays and exacerbated supply chain issues. The health regulatory bodies of other countries have their own regulations and standards, which may impose additional requirements beyond the U.S. FDA cGMPs. In addition, our and our suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and some suppliers by the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products and their constituent materials and components are manufactured and sold. We have successfully moved the manufacture of certain of our more highly regulated products to our own manufacturing facilities, which will subject our facility to increased regulatory requirements and scrutiny with respect to both our existing and new operations there.

If we or our third-party manufacturers or distributors fail to comply with applicable regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results of operations. In addition, we or our third-party manufacturers or distributors could be required to:

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

In addition, our or our third-party manufacturers or distributors failure to comply with FDA, FTC, EPA or any other federal and state regulations, or with similar regulations in foreign markets, that cover our product registration, product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties, litigation by private parties, or otherwise materially adversely affect the distribution and sale of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to increasing focus on Environmental, Social and Governance (“ESG”) issues, including those related to climate change.

While we seek to maintain sustainable operations that are both financially and operationally beneficial to our business, and contribute to the health and wellness of the communities in which we operate, we may experience reduced demand for our products and loss of customers if we do not meet their ESG expectations, which could result in a material adverse effect on our financial condition and results of operations. As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other ESG and sustainability concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly focused on these issues. This increased focus on sustainability may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with developing, manufacturing and distributing our products. We could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our debt or common stock if we do not meet their ESG and sustainability expectations. For example, since 2020, some of our major customers requested we respond to various questionnaires to evaluate our ESG efforts. Efforts to meet these standards could impact our costs resulting in reduced profits, and failure to meet our customers’ expectations could impact our sales and business reputation.

Risks Related to Intellectual Property and Data Privacy and Security

If we are unable to protect our intellectual property rights, our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks, tradenames and patents. Our trademarks and tradenames convey that the products we sell are “brand name” products. We believe consumers ascribe value to our brands, some of which are over 100 years old. We own or license the material trademarks, tradenames and patents used in connection with the manufacturing, packaging, marketing and sale of our products. These rights prevent our competitors or new entrants to the market from using our valuable brand names and technologies. Therefore, trademark, tradename and patent protection is critical to our business. Although most of our material intellectual property is registered in the United States and in applicable foreign countries, we may not be successful in asserting protection of our intellectual property. In addition, third parties may assert claims against our intellectual property rights, and we may not be able to successfully resolve those claims, which would cause us to lose the right to use the intellectual property subject to those claims. If we were to lose the exclusive right to use one or more of our intellectual property rights, the loss of such exclusive right could have a material adverse effect on our financial condition and results of operations.

In addition, other parties may infringe our intellectual property rights and may thereby dilute the value of our brands in the marketplace. Brand dilution could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, which could negatively impact our business and sales. Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights, which could require us to incur substantial fees and expenses and have a material adverse effect on our financial condition and results of operations.

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

As our financial statements indicate, the majority of our assets consist of goodwill and intangible assets, principally the trademarks, tradenames and patents that we have acquired. On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. If any of our brands sustain significant or prolonged declines in revenues or profitability or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded. In addition, unfavorable changes in economic factors used to estimate fair value of certain brands (including the discount rate) could indicate that the fair value no longer exceeds the carrying value. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. A significant charge in our financial statements would negatively impact our financial condition and results of operations. We have recorded impairment charges resulting from changes in our long-term assumptions for certain brands, including the discount rate, future revenue growth, expected inflationary pressures and other long-term estimates. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results, and/or unfavorable changes in economic factors used to estimate fair value of certain brands (including the discount rate) could indicate that the fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition be materially adversely affected in any way, our intangible assets that could be sold to repay our liabilities would be reduced. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

We rely significantly on information technology. Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

We rely extensively on our information technology systems, some of which are managed by third-party service providers, to manage the data, communications and business processes for all of our functions, including our marketing, sales (including e-commerce), manufacturing, logistics, customer service, accounting and administrative functions. These systems include programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, marketing and selling products to customers (including through e-commerce channels), customer order entry and order fulfillment, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company's business.

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

Any breach of our data security, including the failure to maintain the security of confidential data and information or the misappropriation of such confidential data and information, could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships, and result in lost sales, fines, lawsuits, remediation costs, or otherwise adversely impact the Company's results of operations and financial condition. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach.

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

At March 31, 2024, our total indebtedness, including current maturities, was approximately $1.1 billion.

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

Any increase in applicable interest rates will increase our cost of servicing our variable rate debt and further limit our ability to fund working capital, capital expenditures, and acquisitions. At March 31, 2024, we had $171.0 million of borrowing capacity available under our revolving credit facility to support our operating activities.

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

The senior credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement. Consequently, failure to make a payment required by the indentures governing the senior notes, among other things, may lead to an event of default under the senior credit facility. Similarly, an event of default or failure to make a required payment at maturity under the senior credit facility, among other things, may lead to an event of default under the indentures governing the senior notes. If the debt under the senior credit facility and indentures governing the senior notes were both accelerated, the aggregate amount immediately due and payable as of March 31, 2024 would have been approximately $1.1 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2024, the book value of our current assets was $375.0 million.  Although the book value of our total assets was $3,318.4 million, approximately $2,848.3 million was in the form of intangible assets, including goodwill of $527.7 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns or a determination of tax jurisdiction could adversely affect our results.

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

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S., state and international income, or successfully assert the jurisdiction to tax our earnings, our future effective income tax rates could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
We recognize the importance of data privacy and security and are committed to safeguarding and protecting our own confidential information and other confidential information shared with us. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of all our critical systems and information, which is integrated into our overall risk management program. This cybersecurity risk management program involves the strategic planning, operation, implementation, and monitoring of cybersecurity practices within our organization. Our cybersecurity program also includes a comprehensive incident response plan ("IRP") to respond to security breaches and cyberattacks.

In addition, our cybersecurity IRP is part of our overall Information Security Program, which is led by the Company’s Information Technology ("IT") Vice President ("VP") and Chief Information Security Officer ("CISO") and is overseen by the Company’s Chief Financial Officer ("CFO").

The IRP is designed to protect and preserve the confidentiality, integrity and continued availability of all confidential information in the care of the Company and the information systems owned or used by the Company, as well as the Company’s ability to operate. Our cybersecurity IRP includes controls and procedures for timely and accurate reporting of any cybersecurity incident. We design and assess our program based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework.

Our cybersecurity risk management program includes the following:

•An ongoing process of identifying, evaluating, and addressing our cybersecurity threats;

•A security team responsible for managing our cybersecurity risk, assessment processes, security controls, and responses for security breaches and cyberattacks;

•The use of external service providers, where appropriate, to assess, perform tabletop exercises, or otherwise assist with aspects of our security controls designed to anticipate cyberattacks and respond to breaches. Procedures include annual internal vulnerability scans and external penetration tests;

•Regular cybersecurity awareness training for all employees to provide a better understanding of the issues and risks related to cybersecurity and data privacy. We realize that cybersecurity is not just the job of the IT security team; the Company and all employees play a critical role in managing the risk;

•Phishing and other exercises performed by our IT department periodically throughout the year to test our systems and reinforce the training provided to all personnel;

•A cybersecurity incident response plan managed by our VP of IT/CISO, which includes procedures for responding to cybersecurity incidents and is designed to protect and preserve the confidentiality, integrity and continued availability of information possessed by the Company;

•A third-party cybersecurity risk management process for service providers, suppliers, and vendors performed throughout the year.

We have not identified any risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For a detailed discussion on the Company’s cybersecurity related risks, see “Risk Factors” relating to information technology contained in Part 1, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance
Our Board of Directors considers cybersecurity risk a part of its overall risk oversight function. The VP of IT/CISO reports to the CFO, who regularly reports to the Board of Directors and Audit Committee regarding cybersecurity risks and our risk management program.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including reviewing risk assessments and policies with respect to the Company’s IT systems, privacy, information governance and cybersecurity management. The Audit Committee meets with management at least annually, and as necessary, to review the Company’s IT security program, compliance and controls with the CFO and/or CISO, including the potential impact of data privacy risk exposures on the Company’s business, financial results, operations and reputation, the steps management has taken to monitor and mitigate such exposures, and major legislative and regulatory developments that could materially impact the Company’s data privacy risk exposure.

Our VP of IT/CISO and CFO are responsible for assessing and managing our material risks from cybersecurity threats. The cyber security risk management team is led by our VP of IT/CISO, who has significant experience across digital innovation and technology-enabled growth, information security, infrastructure, operations and compliance. The team has primary responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Members of our executive leadership team, including our CFO, Senior Vice President and General Counsel, as well as the other members as needed, supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

We lease our corporate headquarters located in Tarrytown, New York.  Primary functions performed at the Tarrytown facility include marketing, sales, operations, quality control, regulatory affairs, finance, information technology and legal.  The lease expires on December 31, 2027.

Our logistics provider, GEODIS Logistics LLC ("GEODIS"), has leased a warehouse on our behalf located in Clayton, Indiana. This property serves as our primary warehouse. The lease expires on September 30, 2024.

We own an office and manufacturing facility in Lynchburg, Virginia.

These properties are utilized by both our North American OTC Healthcare segment and our International OTC Healthcare segment.

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

Holders

As of May 10, 2024, there were 15 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Information required to be disclosed by this Item will be contained in the Company’s 2024 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

PERFORMANCE GRAPH
The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2019, with the cumulative total stockholder return for the Russell 2000 Index, Standard & Poor's SmallCap 600 Index and our peer group indexes. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index. The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2019.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded. Lannet Co., which was included in the Old Peer Group, was replaced in the New Peer Group as it ceased to be a relevant peer due to bankruptcy. Hostess Brands, Inc. was added as a replacement based on their similar financial profile.

Comparison of Cumulative Total Return

Prestige Consumer Healthcare Inc.
Russell 2000 Index
S&P SmallCap 600 Index
New Peer Group
Old Peer Group
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2019
2020
2021
2022
2023
2024

ASSUMES $100 INVESTED ON MAR. 31, 2019
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2024

	March 31,
Company/Market/Peer Group	2019	2020	2021	2022	2023	2024
Prestige Consumer Healthcare Inc.	$100.00	$122.63	$147.37	$176.99	$209.36	$242.53
Russell 2000 Index	100.00	76.01	148.10	139.53	123.34	147.65
S&P SmallCap 600 Index	100.00	74.11	144.76	146.54	133.62	154.90
New Peer Group Index (1)	100.00	82.63	132.34	131.72	111.78	117.81
Old Peer Group Index (2)	100.00	82.57	132.53	129.41	107.96	111.74
(1) The New Peer Group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Tupperware Brands Corporation, (vii) Pacira BioSciences, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Water Corporation, (xiii) Hostess Brands, Inc., (xiv) Usana Health Sciences, Inc., and (xv) Corcept Therapeutics Incorporated.
(2) The Old Peer Group index is comprised of:(i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Tupperware Brands Corporation, (vii) Pacira BioSciences, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Water Corporation, (xiii) Lannet Co., (xiv) Usana Health Sciences, Inc., and (xv) Corcept Therapeutics Incorporated.

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment and geopolitical events. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages have negatively impacted our results of operations in the fourth quarter of fiscal 2024, and we expect further shortages may have a negative impact on our sales. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

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

Goodwill and Intangible Assets
At March 31, 2024 and 2023, goodwill and intangible assets were apportioned among similar product groups within our operating segments as follows:

	March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$498,936	$28,797	$527,733

Intangible assets
Indefinite-lived	2,092,853	74,309	2,167,162
Finite-lived	135,932	17,489	153,421
Intangible assets, net	2,228,785	91,798	2,320,583
Total	$2,727,721	$120,595	$2,848,316

	March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$498,936	$28,617	$527,553

Intangible assets
Indefinite-lived	2,092,852	76,050	2,168,902
Finite-lived	154,552	18,439	172,991
Intangible assets, net	2,247,404	94,489	2,341,893
Total	$2,746,340	$123,106	$2,869,446

At March 31, 2024, the brands with the highest carrying value were Monistat, BC/Goody's, Summer's Eve, TheraTears and Fleet, comprising 58.0% of our total intangible assets value.

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

Goodwill
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. As of February 29, 2024 (our annual impairment review date), we had 13 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values. In addition, we considered our market capitalization at February 29, 2024, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. An impairment charge is then recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. In performing the discounted cash flow analysis, management considers current information and assumptions regarding future sales, gross margins, and advertising and marketing expenses, and the discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation. Future events, such as competition, changing consumer needs, technological advances and changes in advertising support for our trademarks and tradenames, could cause subsequent evaluations to utilize different assumptions. Additionally, should the related fair value of goodwill be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances or changes in advertising and marketing expenses, we may be required to record additional impairment charges in the future.

At February 28, 2022, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, we recorded an impairment charge of $0.3 million to write off the remaining goodwill related to our Painstop brand in our International OTC Healthcare segment.

At February 28, 2023, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, we recorded an impairment charge of $48.8 million to adjust the carrying amount of goodwill related to our North American Women's Health and North American Oral Care reporting units. The impairment charges were primarily a result of increased discount rates due to macroeconomic conditions.

At February 29, 2024, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken.

Our analysis at February 29, 2024 determined that all reporting units had a fair value that exceeded their carrying value by at least 10%, with the exception of the North American Women's Health reporting unit. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would have resulted in an impairment charge of $9.1 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would not have resulted in any of our reporting units' fair value being less than their carrying value.

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

At February 29, 2024, in conjunction with the annual test for impairment of intangible assets, the estimated fair value exceeded the carrying value for all indefinite-lived intangible assets and accordingly, no impairment charge was taken.

Our analysis at February 29, 2024 determined that all indefinite-lived intangible assets had a fair value that exceeded their carrying value by at least 10%, with the exception of Summer’s Eve and TheraTears within our North American Women’s Health reporting unit and North American Eye & Ear Care reporting unit, respectively. We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an impairment charge of $3.2 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets would not have resulted in any of our indefinite-lived intangible assets' fair values being less than their carrying values.

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

At February 29, 2024, in conjunction with the annual test for impairment of finite-lived intangible assets, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

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

Additionally, management must estimate the expected attrition rate of the recipients to enable it to estimate the amount of non-cash compensation expense to be recorded in our financial statements.  While management prepares various analyses to estimate the respective variables, a change in assumptions or market conditions, as well as changes in the anticipated or actual attrition rates, could have a significant impact on the future amounts recorded as non-cash compensation expense.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements is included in the notes to the Consolidated Financial Statements in Item 8, Note 1 of this Annual Report.

Results of Operations

2024 compared to 2023

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2024 and 2023.

					Increase (Decrease)
(In thousands)	2024	%	2023	%	Amount	%
North American OTC Healthcare
Analgesics	$111,996	10.0	$116,582	10.3	$(4,586)	(3.9)
Cough & Cold	93,575	8.3	100,218	8.9	(6,643)	(6.6)
Women's Health	217,103	19.3	231,754	20.5	(14,651)	(6.3)
Gastrointestinal	160,889	14.3	156,957	13.9	3,932	2.5
Eye & Ear Care	156,553	13.9	151,879	13.5	4,674	3.1
Dermatologicals	123,288	11.0	119,822	10.6	3,466	2.9
Oral Care	83,212	7.4	85,542	7.6	(2,330)	(2.7)
Other OTC	11,644	1.0	11,020	1.0	624	5.7
Total North American OTC Healthcare	958,260	85.2	973,774	86.3	(15,514)	(1.6)

International OTC Healthcare
Analgesics	5,455	0.5	2,680	0.2	2,775	103.5
Cough & Cold	25,445	2.3	26,770	2.4	(1,325)	(4.9)
Women's Health	23,318	2.1	19,597	1.7	3,721	19.0
Gastrointestinal	70,721	6.2	69,626	6.3	1,095	1.6
Eye & Ear Care	22,870	2.0	19,197	1.7	3,673	19.1
Dermatologicals	5,814	0.5	3,919	0.3	1,895	48.4
Oral Care	13,093	1.2	12,085	1.1	1,008	8.3
Other OTC	381	—	77	—	304	394.8
Total International OTC Healthcare	167,097	14.8	153,951	13.7	13,146	8.5
Total Consolidated	$1,125,357	100.0	$1,127,725	100.0	$(2,368)	(0.2)

Total segment revenues for 2024 were $1,125.4 million, a decrease of $2.4 million, or 0.2%, versus 2023.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $15.5 million, or 1.6%, during 2024 versus 2023. The $15.5 million decrease was primarily attributable to a decrease in sales in the Women's Health, Cough & Cold, and Analgesics categories, partly offset by an increase in sales in the Eye & Ear Care, Gastrointestinal, and Dermatologicals categories.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $13.1 million, or 8.5%, during 2024 versus 2023. The $13.1 million increase was mainly attributable to an increase in sales in the Women's Health, Eye & Ear Care and Analgesics categories.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2024 and 2023.

(In thousands)					Increase (Decrease)
Gross Profit	2024	%	2023	%	Amount	%
North American OTC Healthcare	$528,899	55.2	$531,930	54.6	$(3,031)	(0.6)
International OTC Healthcare	95,549	57.2	93,364	60.6	2,185	2.3
	$624,448	55.5	$625,294	55.4	$(846)	(0.1)

Gross profit for 2024 decreased $0.8 million, or 0.1%, versus 2023. As a percentage of total revenues, gross profit increased to 55.5% in 2024 from 55.4% in 2023, primarily due to product mix and pricing actions, partly offset by increased supply chain costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.0 million, or 0.6%, during 2024 versus 2023.  As a percentage of North American OTC Healthcare revenues, gross profit increased to 55.2% during 2024 from 54.6% during 2023, primarily due to product mix and pricing actions, partly offset by increased supply chain costs.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.2 million, or 2.3%, during 2024 versus 2023. As a percentage of International OTC Healthcare revenues, gross profit decreased to 57.2% during 2024 from 60.6% during 2023, primarily due to increased supply chain costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2024 and 2023.

(In thousands)					Increase (Decrease)
Contribution Margin	2024	%	2023	%	Amount	%
North American OTC Healthcare	$397,405	41.5	$408,004	41.9	$(10,599)	(2.6)
International OTC Healthcare	73,728	44.1	72,229	46.9	1,499	2.1
	$471,133	41.9	$480,233	42.6	$(9,100)	(1.9)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $10.6 million, or 2.6%, during 2024 versus 2023. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment decreased to 41.5% during 2024 from 41.9% during 2023. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing spend in 2024.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.5 million, or 2.1%, during 2024 versus 2023. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment decreased to 44.1% during 2024 from 46.9% during 2023. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $106.2 million for 2024 versus $107.4 million for 2023. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, partly offset by an increase in compensation costs.

Depreciation and Amortization
Depreciation and amortization expense was $22.6 million for 2024 versus $25.1 million for 2023. The decrease in depreciation and amortization expenses was primarily attributable to a decrease in amortization expense due to impairment charges taken on finite-lived brands in fiscal 2023.

Goodwill and Tradename Impairment
As a result of our impairment analysis at February 28, 2023, we recorded total goodwill and intangible asset impairment charges of $370.2 million in 2023. Goodwill impairment represented $48.8 million and related to our North American Women's Health and North American Oral Care reporting units. The goodwill impairment charges were primarily a result of increased discount rates due to macroeconomic conditions. Intangible asset impairment represented $321.4 million and was comprised of $298.7 million of indefinite-lived intangible assets (Summer's Eve, DenTek and TheraTears) and $22.7 million of several of our non-core finite-lived intangible assets. The impairment charges recorded on the indefinite-lived assets were primarily a result of an overall increase in the discount rate used to value the brands, as well as in the case of Summer’s Eve, our reassessment of the long-term sales projections of this brand during our annual planning cycle. The impairment charges recorded on the finite-lived intangible assets were the result of our reassessment of the long-term sales projections for the associated non-core brands during our annual planning cycle, the largest of which pertains to the strategic exit of our DenTek private label business. The assets impaired were all part of our North American OTC Healthcare segment.

Interest Expense, Net
Interest expense, net was $67.2 million during 2024 versus $69.2 million during 2023.  The average cost of borrowing increased to 5.4% for 2024 from 4.8% for 2023. The average indebtedness decreased to $1.3 billion during 2024 from $1.5 billion in 2023.

Income Taxes
The provision (benefit) for income taxes during 2024 was a provision of $66.7 million versus a benefit of $(11.6) million in 2023.  The effective tax rate on income (loss) before income taxes was 24.2% during 2024 versus 12.4% during 2023. The increase in the effective tax rate in 2024 compared to 2023 was due to the impact of discrete items primarily pertaining to goodwill impairment charges taken in 2023.

Results of Operations
2023 compared to 2022

For a discussion of fiscal 2023 compared to 2022, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on May 5, 2023.

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

	Year Ended March 31,			$ Change
(In thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by (used in):
Operating activities	$248,926	$229,716	$259,922	$19,210	$(30,206)
Investing activities	(20,111)	(11,584)	(256,511)	(8,527)	244,927
Financing activities	(241,015)	(185,846)	(7,569)	(55,169)	(178,277)
Effects of exchange rate changes on cash and cash equivalents	180	(982)	(959)	1,162	(23)
Net change in cash and cash equivalents	$(12,020)	$31,304	$(5,117)	$(43,324)	$36,421

2024 compared to 2023
Operating Activities
Net cash provided by operating activities was $248.9 million for 2024 compared to $229.7 million for 2023.  The $19.2 million increase in net cash provided by operating activities was due to decreased working capital and an increase in net income before non-cash items.

Investing Activities
Net cash used in investing activities was $20.1 million for 2024 compared to $11.6 million for 2023.  The increase in net cash used in investing activities was primarily due to a manufacturing acquisition in Australia in 2024.

Financing Activities
Net cash used in financing activities was $241.0 million for 2024 compared to $185.8 million for 2023. This change was primarily due to an increase in net debt repayments of $90.0 million, partly offset by a decrease in the repurchase of shares of our common stock in conjunction with our share repurchase program of $25.0 million and an increase in proceeds from the exercise of stock options of $10.7 million.

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

Financing Activities
Net cash used in financing activities was $185.8 million for 2023 compared to $7.6 million for 2022. This change was primarily due to an increase in net debt repayments of $132.0 million, and the repurchase of shares of our common stock in conjunction with our share repurchase program of $50.0 million in 2023.

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the “Borrower") entered into a senior secured credit facility, which originally consisted of (i) the $660.0 million 2012 Term Loan with a 7-year maturity and (ii) the $50.0 million 2012 ABL Revolver with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver to the current amount of $200.0 million and reduced our borrowing rate on the 2012 ABL Revolver. We have also amended the 2012 Term Loan several times. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

On June 12, 2023, we entered into Term Loan Amendment No. 7, effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with Secured Overnight Financing Rate ("SOFR") as our reference rate for the 2012 Term Loan.
On December 11, 2019, we entered into Amendment No. 7 ("ABL Amendment No. 7") to the 2012 ABL Revolver. ABL Amendment No. 7 provided for (i) an extension of the maturity date of the 2012 ABL Revolver to December 11, 2024, which was five years from the effective date of ABL Amendment No. 7, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that was 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which could be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter), and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

On April 4, 2023, we entered into Amendment No. 8 ("ABL Amendment No. 8") to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with SOFR as our reference rate.

On December 8, 2023, we entered into Amendment No. 9 ("ABL Amendment No. 9") to the 2012 ABL Revolver. ABL Amendment No. 9 provides for (i) an increase in the aggregate revolving commitment of the facility from $175.0 million to $200.0 million, (ii) an extension of the maturity date of the 2012 ABL Revolver to December 8, 2028, and (iii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including increased flexibility related to restricted payments, debt incurrence and borrowing base calculations. There were no changes to interest terms as a result of this amendment.

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

2021 Senior Notes:
On March 1, 2021, the Borrower issued $600.0 million aggregate principal amount of 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes") pursuant to an indenture dated March 1, 2021, among the Borrower, the guarantors party thereto (including the Company), and U.S. Bank National Association, as trustee. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our then-outstanding 2016 Senior Notes, which were due in 2024, and to pay related fees and expenses.
Interest, Redemptions and Restrictions:

For the year ended March 31, 2024, the average interest rate on the 2012 Term Loan was 7.3%. There were no borrowings under the 2012 ABL Revolver at any time during 2024. For the year ended March 31, 2023, the average interest rate on the 2012 Term Loan was 4.8% and the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.5%. We also had amortization related to our long-term debt of $5.2 million and $4.4 million for 2024 and 2023, respectively. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

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

As of March 31, 2024, we had an aggregate of $1.1 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes due January 15, 2028;
•$600.0 million of 3.750% 2021 Senior Notes due April 1, 2031; and
•$135.0 million of borrowings under the Term B-5 Loans due July 1, 2028.

As of March 31, 2024, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $171.0 million.

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

Debt Covenants

Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended March 31, 2024 and going forward (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended March 31, 2024 and going forward (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2024, we were in compliance with the applicable financial and restrictive covenants under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during fiscal 2025. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

Commitments

As of March 31, 2024, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,135.0	$—	$—	$535.0	$600.0
Interest on long-term debt (1)	283.8	54.6	108.2	76.0	45.0
Purchase obligations:
Inventory costs (2)	276.2	257.7	11.9	6.6	—
Other costs (3)	38.3	26.9	7.6	3.6	0.2
Operating leases	12.2	4.6	4.3	1.9	1.4
Finance leases	1.7	1.5	0.2	—	—
Total contractual cash obligations (4)	$1,747.2	$345.3	$132.2	$623.1	$646.6

(1)Represents the estimated interest obligations on the outstanding balances at March 31, 2024 of the 2021 Senior Notes, 2019 Senior Notes, Term B-5 Loans, and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements). We estimate our future obligations for interest on our variable rate debt by assuming the weighted average interest rates in effect on each variable rate debt obligation at March 31, 2024 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, we assume that the average balance outstanding for the last month of fiscal 2024 remains the same for the remaining term of the agreement. The actual balance outstanding may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.
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

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, labor costs, transportation costs and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three most recent fiscal years, supply and labor disruptions may have an inflationary impact on our costs and a high rate of inflation in the future could have a material adverse effect on our financial condition and results of operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including by raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt.   At March 31, 2024, approximately $135.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have had an adverse impact on pre-tax income and cash flows for the year ended March 31, 2024 of approximately $2.7 million.

Foreign Currency Exchange Rate Risk

During the years ended March 31, 2024 and 2023, approximately 14.2% and 13.9%, respectively, of our net revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2024 and 2023. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 3.3% impact on pre-tax income of approximately $9.0 million for the year ended March 31, 2024 and a 10.6% impact on pre-tax loss of approximately $9.0 million for the year ended March 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 87.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Audited Financial Statements
March 31, 2024

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2024.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2024.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2024, which appears below.

Prestige Consumer Healthcare Inc.
May 15, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Consumer Healthcare Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prestige Consumer Healthcare Inc. and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Indefinite-Lived Tradename Impairment Assessments – Summer’s Eve, Monistat, and TheraTears Tradenames

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames, net balance was $2,167.2 million as of March 31, 2024, of which a portion relates to the carrying values for Summer’s Eve, Monistat, and TheraTears indefinite-lived tradenames. Indefinite-lived intangible assets are tested for impairment at the individual asset level at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Management utilized the excess earnings method to estimate the fair value of individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include the discount rate, as well as future sales, gross margins, and advertising and marketing expenses.

The principal considerations for our determination that performing procedures relating to the indefinite-lived tradename impairment assessments of the Summer’s Eve, Monistat, and TheraTears tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Summer’s Eve, Monistat, and TheraTears indefinite-lived tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, future sales, gross margins, and advertising and marketing expenses; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived tradename impairment assessments, including controls over the valuation of the Summer’s Eve, Monistat, and TheraTears indefinite-lived tradenames. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Summer’s Eve, Monistat, and TheraTears indefinite-lived tradenames; (ii) evaluating the appropriateness of the excess earnings method used by management; (iii) testing the completeness and accuracy of underlying data used in the excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, future sales, gross margins, and advertising and marketing expenses. Evaluating management’s assumptions related to future sales, gross margins, and advertising and marketing expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brands; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the discount rate assumption.

Goodwill Impairment Assessment – North American Women’s Health Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $527.7 million as of March 31, 2024, of which a significant portion relates to the carrying value for the North American Women’s Health reporting unit. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. Management utilized the discounted cash flow method to estimate the fair value of its reporting units. The estimates and assumptions made in assessing the fair value of the reporting units are subject to significant uncertainties related to future sales, gross margins, advertising and marketing expenses, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the North American Women’s Health reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the North American Women’s Health reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales, gross margin, advertising and marketing expenses, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the North American Women’s Health reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the North American Women’s Health reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future sales, gross margin, advertising and marketing expenses, and the discount rate. Evaluating management’s assumptions related to future sales, gross margin, and advertising and marketing expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the North American Women’s Health reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
May 15, 2024

We have served as the Company’s auditor since at least 1999. We have not been able to determine the specific year we began serving as auditor of the Company.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended March 31,
(In thousands, except per share data)	2024	2023	2022
Revenues
Net sales	$1,125,046	$1,127,618	$1,086,770
Other revenues	311	107	42
Total revenues	1,125,357	1,127,725	1,086,812

Cost of Sales
Cost of sales excluding depreciation	492,786	494,883	458,942
Cost of sales depreciation	8,123	7,548	7,224
Cost of sales	500,909	502,431	466,166
Gross profit	624,448	625,294	620,646

Operating Expenses
Advertising and marketing	153,315	145,061	157,343
General and administrative	106,152	107,354	107,459
Depreciation and amortization	22,552	25,077	24,868
Goodwill and tradename impairment	—	370,217	1,057
Total operating expenses	282,019	647,709	290,727
Operating income (loss)	342,429	(22,415)	329,919

Other expense (income)
Interest expense, net	67,160	69,164	64,287
Loss on extinguishment of debt	—	—	2,122
Other (income) expense, net	(756)	2,336	1,052
Total other expense, net	66,404	71,500	67,461
Income (loss) before income taxes	276,025	(93,915)	262,458
Provision (benefit) for income taxes	66,686	(11,609)	57,077
Net income (loss)	$209,339	$(82,306)	$205,381

Earnings (loss) per share:
Basic	$4.21	$(1.65)	$4.09
Diluted	$4.17	$(1.65)	$4.04

Weighted average shares outstanding:
Basic	49,757	49,889	50,259
Diluted	50,178	49,889	50,842

Comprehensive income (loss), net of tax:
Currency translation adjustments	(2,940)	(12,076)	(1,296)
Unrealized gain on interest rate swaps	—	—	1,819
Unrecognized net gain on pension plans	9	334	246
Net loss on termination of pension plan	—	(790)	—
Total other comprehensive (loss) income	(2,931)	(12,532)	769
Comprehensive income (loss)	$206,408	$(94,838)	$206,150
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2024	2023
Current assets
Cash and cash equivalents	$46,469	$58,489
Accounts receivable, net of allowance of $16,377 and $20,205, respectively	176,775	167,016
Inventories	138,717	162,121
Prepaid expenses and other current assets	13,082	4,117
Total current assets	375,043	391,743

Property, plant and equipment, net	76,507	70,412
Operating lease right-of-use assets	11,285	14,923
Finance lease right-of-use assets, net	1,541	4,200
Goodwill	527,733	527,553
Intangible assets, net	2,320,583	2,341,893
Other long-term assets	5,725	3,005
Total Assets	$3,318,417	$3,353,729

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,979	$62,743
Accrued interest payable	15,763	15,688
Operating lease liabilities, current portion	4,658	6,926
Finance lease liabilities, current portion	1,494	2,834
Other accrued liabilities	56,154	72,524
Total current liabilities	117,048	160,715

Long-term debt, net	1,125,804	1,345,788
Deferred income tax liabilities	403,596	380,434
Long-term operating lease liabilities, net of current portion	7,528	9,876
Long-term finance lease liabilities, net of current portion	172	1,667
Other long-term liabilities	9,185	8,165
Total Liabilities	1,663,333	1,906,645

Commitments and Contingencies – Note 18

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 55,501 shares at March 31, 2024 and 54,857 shares at March 31, 2023	555	548
Additional paid-in capital	567,448	535,356
Treasury stock, at cost – 5,680 shares at March 31, 2024 and 5,165 shares at March 31, 2023	(219,621)	(189,114)
Accumulated other comprehensive loss, net of tax	(34,495)	(31,564)
Retained earnings	1,341,197	1,131,858
Total Stockholders’ Equity	1,655,084	1,447,084
Total Liabilities and Stockholders’ Equity	$3,318,417	$3,353,729
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2021	53,999	$540	$499,508	4,088	$(130,732)	$(19,801)	$1,008,783	$1,358,298

Stock-based compensation	—	—	9,039	—	—	—	—	9,039
Exercise of stock options	226	2	7,038	—	—	—	—	7,040
Issuance of shares related to restricted stock	205	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	63	(2,916)	—	—	(2,916)
Net income	—	—	—	—	—	—	205,381	205,381
Other comprehensive income	—	—	—	—	—	769	—	769

Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611

Stock-based compensation	—	—	12,405	—	—	—	—	12,405
Exercise of stock options	205	2	7,370	—	—	—	—	7,372
Issuance of shares related to restricted stock	222	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,014	(55,466)	—	—	(55,466)
Net loss	—	—	—	—	—	—	(82,306)	(82,306)
Other comprehensive loss	—	—	—	—	—	(12,532)	—	(12,532)

Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084

Stock-based compensation	—	—	14,010	—	—	—	—	14,010
Exercise of stock options	441	5	18,084	—	—	—	—	18,089
Issuance of shares related to restricted stock	203	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,507)	—	—	(30,507)
Net income	—	—	—	—	—	—	209,339	209,339
Other comprehensive loss	—	—	—	—	—	(2,931)	—	(2,931)

Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2024	2023	2022
Operating Activities
Net income (loss)	$209,339	$(82,306)	$205,381
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,675	32,625	32,092
Loss on sale or disposal of property and equipment	274	273	271
Deferred income taxes	23,070	(60,765)	9,979
Amortization of debt origination costs	5,240	4,364	4,230
Stock-based compensation costs	14,010	12,405	9,039
Loss on extinguishment of debt	—	—	2,122
Non-cash operating lease cost	6,149	6,311	6,706
Impairment loss	—	370,217	1,057
Other	—	447	(9)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(6,322)	(24,927)	(24,654)
Inventories	24,439	(42,225)	663
Prepaid expenses and other current assets	(8,214)	2,259	1,448
Accounts payable	(24,971)	7,258	9,154
Accrued liabilities	(16,217)	10,742	9,616
Operating lease liabilities	(7,134)	(6,687)	(6,448)
Other	(1,412)	(275)	(725)
Net cash provided by operating activities	248,926	229,716	259,922

Investing Activities
Purchases of property, plant and equipment	(9,550)	(7,784)	(9,642)
Acquisitions and other	(10,561)	(3,800)	(246,869)
Net cash used in investing activities	(20,111)	(11,584)	(256,511)

Financing Activities
Term Loan repayments	(225,000)	(135,000)	(600,000)
Proceeds from refinancing of Term Loan	—	—	597,000
Borrowings under revolving credit agreement	—	20,000	85,000
Repayments under revolving credit agreement	—	(20,000)	(85,000)
Payment of debt costs	(769)	—	(6,111)
Payments of finance leases	(2,827)	(2,752)	(2,582)
Proceeds from exercise of stock options	18,089	7,372	7,040
Fair value of shares surrendered as payment of tax withholding	(5,508)	(5,466)	(2,916)
Repurchase of common stock	(25,000)	(50,000)	—
Net cash used in financing activities	(241,015)	(185,846)	(7,569)

Effects of exchange rate changes on cash and cash equivalents	180	(982)	(959)
(Decrease) increase in cash and cash equivalents	(12,020)	31,304	(5,117)
Cash and cash equivalents - beginning of year	58,489	27,185	32,302
Cash and cash equivalents - end of year	$46,469	$58,489	$27,185
Interest paid	$63,248	$54,243	$61,364
Income taxes paid	$59,637	$40,739	$46,568
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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, rising interest rates, a high inflationary environment and geopolitical events. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a reduction in the frequency of visits to retailers and a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages have negatively impacted our results of operations in the fourth quarter of fiscal 2024, and we expect further shortages may have a negative impact on our sales. In addition, labor shortages have impacted our manufacturing operations and may impact our ability to supply certain products to our customers. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2024”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2024, approximately 49% of our cash is held by a bank in Australia and approximately 2% is held by a bank in Singapore. Substantially all of our remaining cash is held by a large U.S. domestic bank.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. Substantially all of the Company's cash balances at March 31, 2024 are uninsured.

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

Intangible Assets
Intangible assets generally represent tradenames, brand names and patents and are stated at cost less accumulated amortization.  For intangible assets with finite lives, amortization is computed using the straight-line method over estimated useful lives, typically ranging from 10 to 24 years.

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
Revenue Recognition
Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in two segments: North American OTC Healthcare and International OTC Healthcare. The segments are based on differences in geographical area. The North American and International OTC Healthcare segments market a variety of personal care and OTC healthcare products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals, and Oral Care. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

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

Cost of Sales
Cost of sales includes costs related to the manufacturing of our products, including raw materials, direct labor and indirect plant costs (including depreciation), warehousing costs, inbound and outbound shipping costs, and handling and storage costs.  Warehousing, shipping and handling and storage costs were $68.3 million for 2024, $79.8 million for 2023 and $67.8 million for 2022.

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

Pension Expense
Certain employees of our Lynchburg manufacturing facility were covered by defined benefit pension plans. We had a U.S. qualified defined benefit plan and an unfunded non-qualified plan. During the fourth quarter of 2021, we adopted a plan termination date of April 30, 2021 for the U.S. qualified defined benefit pension plan and began the plan termination process. The settlements of the terminated plan occurred during the first quarter of fiscal 2023. At the end of fiscal 2024, the terminated plan's only assets were a minimal amount of cash to cover administrative fees. Our remaining plan is an unfunded plan.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed based on income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on income available to common stockholders and the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method, which includes stock options and restricted stock units ("RSUs"). Potential common shares, composed of the incremental common shares issuable upon the exercise of outstanding stock options and unvested RSUs, are included in the diluted earnings per share calculation to the extent that they are dilutive. In loss periods, the assumed exercise of in-the-money stock options and RSUs has an antidilutive effect, and therefore these instruments are excluded from the computation of diluted earnings per share. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended March 31,
(In thousands, except per share data)	2024	2023	2022
Numerator
Net income (loss)	$209,339	$(82,306)	$205,381

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	49,757	49,889	50,259
Dilutive effect of unvested restricted stock units and options issued to employees and directors	421	—	583
Denominator for diluted earnings (loss) per share	50,178	49,889	50,842

Earnings (loss) per Common Share:
Basic net earnings (loss) per share	$4.21	$(1.65)	$4.09

Diluted net earnings (loss) per share	$4.17	$(1.65)	$4.04

For 2024, 2023, and 2022 there were 0.2 million, 1.6 million, and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Leases
We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 10 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease right-of-use ("ROU") assets and liabilities reflect only the options we are reasonably certain that we will exercise.

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

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply Topic 606 to recognize and measure contract assets and liabilities in a business combination. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this standard effective April 1, 2023. The impact of the adoption of this new standard will depend on the magnitude of future acquisitions.

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

2.     Acquisition

Akorn
On July 1, 2021, we completed the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn"), pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), for a purchase price of $228.9 million in cash, subject to certain closing adjustments specified in the Purchase Agreement. As a result of the purchase, we acquired TheraTears and certain other over-the-counter consumer brands. The financial results from this acquisition are included in our North American and International OTC Healthcare segments. The purchase price was funded by a combination of available cash on hand, additional borrowings under the 2012 ABL Revolver and the net proceeds from the refinancing of the 2012 Term Loan (see Note 10).

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

3.    Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2024	2023
Components of Accounts Receivable
Trade accounts receivable	$185,027	$183,372
Short-term loan receivable	5,938	3,800
Other receivables	2,187	49
	193,152	187,221
Less allowances for discounts, returns and uncollectible accounts	(16,377)	(20,205)
Accounts receivable, net	$176,775	$167,016

4.    Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2024	2023
Components of Inventories
Packaging and raw materials	$19,210	$20,634
Work in process	636	220
Finished goods	118,871	141,267
Inventories	$138,717	$162,121

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.7 million and $5.8 million at March 31, 2024 and 2023, respectively, related to obsolete and slow-moving inventory.

5.     Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2024	2023
Components of Property, Plant and Equipment
Land	$550	$550
Building	31,009	30,447
Machinery	70,873	50,639
Computer equipment	30,173	26,413
Furniture and fixtures	3,294	3,229
Leasehold improvements	10,555	9,040
Construction in progress	2,413	17,089
	148,867	137,407
Accumulated depreciation	(72,360)	(66,995)
Property, plant and equipment, net	$76,507	$70,412

We recorded depreciation expense of $8.2 million, $7.7 million, and $8.0 million for 2024, 2023, and 2022, respectively.

6.     Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2022, 2023, and 2024:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance – March 31, 2022
Goodwill	$712,002	$32,272	$744,274
Accumulated impairment losses	(163,711)	(1,587)	(165,298)
Balance - March 31, 2022	$548,291	$30,685	$578,976

Adjustment related to acquisition	(550)	—	(550)
Effects of foreign currency exchange rates	—	(2,068)	(2,068)
Impairment loss	(48,805)	—	(48,805)

Balance – March 31, 2023
Goodwill	711,452	30,204	741,656
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2023	$498,936	$28,617	$527,553

Additions (a)	—	621	621
Effects of foreign currency exchange rates	—	(441)	(441)

Balance – March 31, 2024
Goodwill	711,452	30,384	741,836
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2024	$498,936	$28,797	$527,733
(a) On January 8, 2024, our Australian subsidiary acquired one of its suppliers. In connection with this acquisition, we preliminarily allocated $0.6 million to goodwill.

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

At February 29, 2024, in conjunction with the annual test for goodwill impairment, which coincides with our annual strategic planning process, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies. The discounted cash flow methodology is a widely accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 29, 2024 and February 28, 2023, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record additional impairment charges in the future.

Our analysis at February 29, 2024 determined that all reporting units had a fair value that exceeded their carrying value by at least 10%, with the exception of the North American Women's Health reporting unit. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would have resulted in an impairment charge of $9.1 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would not have resulted in any of our reporting units' fair value being less than their carrying value.

7.    Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2024 and 2023 is as follows:

	Year Ended March 31, 2024
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2023	$2,168,902	$411,118	$2,580,020
Additions (a)	393	680	1,073
Effects of foreign currency exchange rates	(2,133)	(540)	(2,673)
Balance – March 31, 2024	$2,167,162	$411,258	$2,578,420

Accumulated Amortization
Balance – March 31, 2023	$—	$238,127	$238,127
Additions	—	19,784	19,784
Effects of foreign currency exchange rates	—	(74)	(74)
Balance – March 31, 2024	$—	$257,837	$257,837

Intangible assets, net – March 31, 2024	$2,167,162	$153,421	$2,320,583

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,092,853	$135,932	$2,228,785
International OTC Healthcare	74,309	17,489	91,798
Intangible assets, net – March 31, 2024	$2,167,162	$153,421	$2,320,583
(a) On January 8, 2024, our Australian subsidiary acquired one of its suppliers. In connection with this acquisition, we preliminarily allocated $1.1 million to intangible assets.

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

During the fourth quarter of each fiscal year, in conjunction with our strategic planning process, we perform our annual impairment analysis for intangible assets. We utilized the excess earnings method to estimate the fair value of our individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties in the analysis include the discount rate, as well as future sales, gross margins and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of supply chain constraints, labor shortages, or inflation, we may be required to record additional impairment charges in the future.

At February 28, 2022, in conjunction with the annual test for impairment of intangible assets, we recorded an impairment charge of $0.7 million. In connection with our long-term planning, two non-core brands in our North American OTC Healthcare segment were discontinued and therefore the related finite-lived intangible assets were written off.

As a result of our annual impairment test at February 28, 2023, the fair values of three of our indefinite-lived intangible assets, Summer’s Eve, DenTek and TheraTears, did not exceed the carrying values and, as such, impairment charges totaling $298.7 million were recorded. The impairment charges were primarily a result of an overall increase in the discount rate used to value the brands, as well as, in the case of Summer’s Eve, our reassessment of the long-term sales projections of this brand during our annual planning cycle. The indefinite-lived intangible assets impaired are all part of our North American OTC Healthcare segment.

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

At February 29, 2024, in conjunction with the annual test for impairment of intangible assets, the estimated fair value exceeded the carrying value for all intangible assets and accordingly, no impairment charge was taken.
Our analysis at February 29, 2024 determined that all indefinite-lived intangible assets had a fair value that exceeded their carrying value by at least 10%, with the exception of Summer’s Eve and TheraTears within our North American Women’s Health reporting unit and North American Eye & Ear Care reporting unit, respectively. We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an impairment charge of $3.2 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets would not have resulted in any of our indefinite-lived intangible assets' fair values being less than their carrying values.

The weighted average remaining life for finite-lived intangible assets at March 31, 2024 was approximately 7.7 years, and the amortization expense for the year ended March 31, 2024 was $19.8 million. At March 31, 2024, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2025	$18,139
2026	16,189
2027	14,597
2028	12,262
2029	12,262
Thereafter	79,972
$153,421

8.     Leases

The components of lease expense for the years ended March 31, 2024 and 2023 were as follows:

	March 31,
(In thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$2,658	$2,658
Interest on lease liabilities	88	170
Operating lease cost	6,564	6,495
Short term lease cost	132	153
Variable lease cost	61,069	59,735
Total net lease cost	$70,511	$69,211

As of March 31, 2024, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Leases	Total
2025	$5,109	$1,509	$6,618
2026	2,626	96	2,722
2027	2,207	80	2,287
2028	1,726	—	1,726
2029	367	—	367
Thereafter	1,565	—	1,565
Total undiscounted lease payments	13,600	1,685	15,285
Less amount of lease payments representing interest	(1,414)	(19)	(1,433)
Total present value of lease payments	$12,186	$1,666	$13,852

The weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2024
Weighted average remaining lease term (years)
Operating leases	4.13
Financing leases	0.87
Weighted average discount rate
Operating leases	4.48%
Financing leases	2.92%

Under our Master Services Agreement with GEODIS Logistics LLC ("GEODIS"), GEODIS purchased certain assets for our use that went into service during 2022. The noncash lease liability arising from obtaining ROU assets was $0.5 million for these assets. These amounts represent noncash financing activities.

9.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2024	2023
Accrued marketing costs	$24,053	$30,471
Accrued compensation costs	12,221	14,292
Accrued broker commissions	1,309	1,767
Income taxes payable	2,569	10,645
Accrued professional fees	5,046	4,254
Accrued production costs	4,166	5,700
Other accrued liabilities	6,790	5,395
	$56,154	$72,524

10.     Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2024	March 31, 2023
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at either LIBOR plus a margin of 2.00%, with a LIBOR floor of 0.50%, or an alternate base rate plus a margin of 1.00% per annum (at March 31, 2023) and SOFR plus a margin of 2.00% plus a credit spread adjustment (at March 31, 2024), due on July 1, 2028.	135,000	360,000
Long-term debt	1,135,000	1,360,000
Less: unamortized debt costs	(9,196)	(14,212)
Long-term debt, net	$1,125,804	$1,345,788

At March 31, 2024, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $171.0 million.
2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the “Borrower") entered into a senior secured credit facility, which originally consisted of (i) the $660.0 million 2012 Term Loan with a 7-year maturity and (ii) the $50.0 million 2012 ABL Revolver with a 5-year maturity. In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver to the current amount of $200.0 million and reduced our borrowing rate on the 2012 ABL Revolver. We have also amended the 2012 Term Loan several times. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

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

The net proceeds from the new class of Term B-5 Loans were used to refinance our outstanding term loans, finance the acquisition of Akorn and pay fees and expenses incurred in connection with these transactions.

On December 11, 2019, we entered into Amendment No. 7 ("ABL Amendment No. 7"), to the 2012 ABL Revolver. ABL Amendment No. 7 provided for (i) an extension of the maturity date of the 2012 ABL Revolver to December 11, 2024, which was five years from the effective date of ABL Amendment No. 7, (ii) increased flexibility under the 2012 ABL Revolver, including additional investment, restricted payment, and debt incurrence flexibility, (iii) an initial applicable margin for borrowings under the 2012 ABL Revolver that was 1.00% with respect to LIBOR borrowings and 0.0% with respect to base-rate borrowings (which could be increased to 1.25% or 1.50% for LIBOR borrowings and 0.25% or 0.50% for base-rate borrowings, depending on average excess availability under the facility during the prior fiscal quarter), and (iv) a commitment fee to the lenders under the 2012 ABL Revolver in respect of the unutilized commitments thereunder of 0.25% per annum.

On April 4, 2023, we entered into ABL Amendment No. 8. ABL Amendment No. 8 provides for the replacement of LIBOR with SOFR as our reference rate for the 2012 ABL Revolver.
On June 12, 2023, we entered into Term Loan Amendment No. 7, effective July 1, 2023. Term Loan Amendment No. 7 provides for the replacement of LIBOR with SOFR as our reference rate for the 2012 Term Loan.
On December 8, 2023, we entered into Amendment No. 9 ("ABL Amendment No. 9") to the 2012 ABL Revolver. ABL Amendment No. 9 provides for (i) an increase in the aggregate revolving commitment of the facility from $175.0 million to $200.0 million, (ii) an extension of the maturity date of the 2012 ABL Revolver to December 8, 2028, and (iii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including increased flexibility related to restricted payments, debt incurrence and borrowing base calculations. There were no changes to interest terms as a result of this amendment.

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

2021 Senior Notes:
On March 1, 2021, the Borrower issued $600.0 million aggregate principal amount of 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes") pursuant to an indenture dated March 1, 2021, among the Borrower, the guarantors party thereto (including the Company), and U.S. Bank National Association, as trustee. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our then-outstanding 2016 Senior Notes, which were due in 2024, and to pay related fees and expenses.
Interest, Redemptions and Restrictions:

For the year ended March 31, 2024, the average interest rate on the 2012 Term Loan was 7.3%. There were no borrowings under the 2012 ABL Revolver at any time during 2024. For the year ended March 31, 2023, the average interest rate on the 2012 Term Loan was 4.8% and the average interest rate on the amounts borrowed under the 2012 ABL Revolver was 2.5%. We also had amortization related to our long-term debt of $5.2 million and $4.4 million for 2024 and 2023, respectively. Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity on July 1, 2028.

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

The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. At March 31, 2024, we were in compliance with the covenants under our long-term indebtedness.

Interest Rate Swaps:
In January 2020, we entered into two interest rate swaps to hedge a total of $400.0 million of our variable interest debt. One swap settled on January 31, 2021 and the other settled on January 31, 2022 (see Note 12 for further details).

As of March 31, 2024, aggregate future principal payments required in accordance with the terms of the 2012 Term Loan, 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2025	$—
2026	—
2027	—
2028	400,000
2029	135,000
Thereafter	600,000
$1,135,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, and the Term B-5 Loans are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these instruments at March 31, 2024 and 2023).

	March 31, 2024		March 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$400,000	$389,000	$400,000	$383,500
2021 Senior Notes	600,000	522,750	600,000	510,750
2012 Term B-5 Loans	135,000	135,506	360,000	359,550

At March 31, 2024 and 2023, we did not have any assets or liabilities measured in Level 1 or 3. During 2024, 2023 and 2022, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

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

The following table summarizes our interest rate swaps, net of tax, for the periods shown:

(In thousands)	Location	2024	2023	2022
Gain Recognized in Other Comprehensive (Loss) Income (effective portion)	Other comprehensive income (loss)	$—	$—	$1,819
Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Interest expense, net	$—	$—	$(2,429)

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

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2024.

During the years ended March 31, 2024 and 2023, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Year Ended March 31,
	2024	2023
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	88,953	99,522
Average price per share	$61.92	$54.92
Total amount repurchased	$5.5 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	426,479	914,236
Average price per share	$58.62	$54.69
Total amount repurchased	$25.0 million	$50.0 million

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

The following table provides information regarding our stock-based compensation:

	March 31,
(In thousands)	2024	2023	2022
Pre-tax share-based compensation costs charged against income	$14,010	$12,405	$9,039
Income tax benefit recognized on compensation costs	$1,190	$1,138	$633
Total fair value of options and RSUs vested during the period	$12,213	$10,352	$7,943
Cash received from the exercise of stock options	$18,089	$7,372	$7,040
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$2,161	$1,500	$3,419

At March 31, 2024, there were $2.7 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.6 years. At March 31, 2024, there were $9.3 million of unrecognized compensation costs related to unvested RSUs and performance-based stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures that may occur. We expect to recognize such costs over a weighted average period of 1.7 years.

At March 31, 2024, there were 1.9 million shares available for issuance under the 2020 Plan.

Restricted Stock Units

RSUs granted to employees under the 2005 Plan and the 2020 Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of PSUs, are also contingent on the attainment of certain performance goals of the Company, including revenue and earnings before interest, income taxes, depreciation and amortization targets.  The

RSUs provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan and the 2020 Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation Committee or, in the case of RSUs granted in May 2017 and later, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The RSUs granted to directors in fiscal 2020 through fiscal 2022 vest immediately upon grant, and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's separation from service or (iii) a change in control of the Company. The RSUs granted to directors in fiscal 2023 and fiscal 2024 fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the Company’s RSUs granted under the 2005 Plan and 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at March 31, 2021	457.0	$33.52

Granted	170.8	45.32
Vested	(162.3)	32.99
Forfeited	(24.6)	30.54
Unvested at March 31, 2022	440.9	38.45
Vested at March 31, 2022	106.8	36.42

Granted	151.0	55.03
Incremental performance shares	42.4	—
Vested	(223.4)	32.09
Forfeited	(1.9)	49.51
Unvested at March 31, 2023	409.0	47.17
Vested at March 31, 2023	108.5	36.54

Granted	157.1	62.06
Incremental performance shares	41.4	—
Vested	(205.0)	43.17
Forfeited	(10.6)	52.68
Unvested at March 31, 2024	391.9	54.43
Vested at March 31, 2024	110.2	38.77

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

	Year Ended March 31,
	2024	2023	2022
Expected volatility	30.2% - 31.6%	30.8% - 30.9%	31.1% to 31.9%
Expected dividends	—	—	—
Expected term in years	6.0 to 7.0	6.0 to 7.0	6.0 to 7.0
Risk-free rate	3.6% to 4.1%	2.8% to 2.9%	1.0% to 1.3%
Weighted average grant date fair value of options granted	$23.79	$20.10	$14.87

A summary of option activity under the 2005 Plan and 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2021	1,114.9	$37.92

Granted	234.2	44.74
Exercised	(226.0)	31.15
Forfeited	(13.7)	37.83
Expired	(8.5)	56.63
Outstanding at March 31, 2022	1,100.9	40.62

Granted	197.6	54.48
Exercised	(205.2)	35.93
Forfeited	(10.3)	49.53
Expired	(2.0)	42.63
Outstanding at March 31, 2023	1,081.0	43.96

Granted	131.1	61.81
Exercised	(440.3)	41.08
Forfeited	(41.0)	54.15
Expired	(2.8)	54.47
Outstanding at March 31, 2024	728.0	48.30	6.4	$17,664
Exercisable at March 31, 2024	434.8	43.56	5.2	$12,610

The aggregate intrinsic value of options exercised during 2024, 2023 and 2022 was $10.0 million, $5.0 million and $6.0 million, respectively.

15.     Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2024 and 2023:

	March 31,
(In thousands)	2024	2023
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(35,220)	$(32,280)
Unrecognized net gain on pension plans, net of tax of $(217) and $(214), respectively	725	716
Accumulated other comprehensive loss, net of tax	$(34,495)	$(31,564)

16.    Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2024	2023	2022
United States	$239,405	$(130,331)	$236,381
Foreign	36,620	36,416	26,077
Total income (loss) before income taxes	$276,025	$(93,915)	$262,458

The provision (benefit) for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2024	2023	2022
Current
Federal	$28,302	$33,475	$34,446
State	3,662	3,721	3,961
Foreign	11,652	11,959	8,709
Deferred
Federal	20,582	(52,473)	12,055
State	3,034	(8,201)	(1,379)
Foreign	(546)	(90)	(715)
Total provision (benefit) for income taxes	$66,686	$(11,609)	$57,077

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2024	2023
Deferred Tax Assets
Allowance for credit losses and sales returns	$4,070	$4,882
Inventory capitalization	1,685	2,508
Inventory reserves	1,353	1,707
State income taxes	8,246	7,440
Accrued liabilities	1,431	1,616
Accrued compensation	3,230	3,757
Stock compensation	3,580	4,613
Research and development	4,179	1,429
Lease liability	2,604	4,795
Unrealized foreign exchange loss	204	673
Other	10,319	9,450
Total deferred tax assets	$40,901	$42,870

Deferred Tax Liabilities
Property, plant and equipment	$(9,403)	$(6,874)
Intangible assets	(430,308)	(410,219)
Right-of-use asset	(2,371)	(4,300)
Total deferred tax liabilities	$(442,082)	$(421,393)

Net deferred tax liability	$(401,181)	$(378,523)

The total net deferred tax liability shown above is net of $2.4 million and $1.9 million of deferred tax assets which are included in Other long-term assets on the Consolidated Balance Sheets as of March 31, 2024 and 2023, respectively.

We had no valuation allowance as of March 31, 2024 and March 31, 2023.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2024		2023		2022
(In thousands)		%		%		%
Income tax provision (benefit) at statutory rate	$57,965	21.0	$(19,722)	21.0	$55,116	21.0
Foreign tax provision	3,164	1.1	4,168	(4.4)	2,876	1.1
State income taxes provision (benefit), net of federal income tax benefit	6,004	2.2	(5,300)	5.6	1,737	0.7
Goodwill impairment	—	—	10,232	(10.9)	—	—
Research and development	(700)	(0.3)	(514)	0.5	(213)	(0.1)
Compensation limitations	1,910	0.7	1,483	(1.6)	1,563	0.6
Foreign tax credit	(889)	(0.3)	(1,297)	1.4	—	—
Uncertain tax positions	390	0.1	(91)	0.1	(369)	(0.1)
Other	(1,158)	(0.3)	(568)	0.7	(3,633)	(1.5)
Total provision (benefit) for income taxes	$66,686	24.2	$(11,609)	12.4	$57,077	21.7

Uncertain tax liability activity is as follows:

	2024	2023	2022
(In thousands)
Balance – beginning of year	$3,295	$3,562	$4,030
Reductions based on lapse of statute of limitations	(417)	(495)	(585)
Payments and other movements	447	228	117
Balance – end of year	$3,325	$3,295	$3,562

We recognize interest and penalties related to uncertain tax positions as a component of income tax (benefit) expense. We did not incur any material interest or penalties related to income taxes in 2024, 2023 or 2022. We reasonably anticipate that uncertain tax positions could decrease in the next year by approximately $2.6 million, principally due to the statute of limitation expirations if recognized and would impact the effective tax rate in a future period. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2020 forward.

17.     Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees are eligible to participate. The participants may contribute from 1% to 70% of their compensation, as defined in the plan. We match 100% of the first 3%, plus 50% of the next 3%, of each participant's base compensation with full vesting immediately. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $2.0 million, $1.9 million and $1.7 million for 2024, 2023 and 2022, respectively.

Certain employees of our Lynchburg manufacturing facility were covered by defined benefit pension plans. We had a qualified defined benefit plan (the "Plan") and an unfunded non-qualified plan.

During the fourth quarter of 2021, we adopted a termination date of April 30, 2021 for the Plan and began the Plan termination process. The settlements of the terminated Plan occurred during the first quarter of fiscal 2023, with lump sum settlements in the amount of $13.8 million being paid to eligible Plan participants who elected such payments and the purchase of annuity contracts for $31.1 million to the remaining participants. These settlements were paid using Plan assets and resulted in a settlement loss of $0.4 million. No further contributions to the Plan were necessary.

Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and plan assets and includes a statement of the plans' funded status as of March 31, 2024 and 2023:

	March 31,
(In thousands)	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of period	$3,646	$51,507
Interest cost	152	423
Actuarial gain	(47)	(2,044)
Benefits paid	(370)	(46,240)
Projected benefit obligations at end of year	$3,381	$3,646

Change in plan assets:
Fair value of plan assets at beginning of period	$18	$48,708
Actual return on plan assets	—	(2,820)
Employer contribution	370	370
Benefits paid	(370)	(1,371)
Settlements paid with termination of qualified plan	(18)	(44,869)
Fair value of plan assets at end of year	$—	$18

Funded status at end of year	$(3,381)	$(3,628)

Amounts recognized in the balance sheet at the end of the period consist of the following:

	March 31,
(In thousands)	2024	2023
Noncurrent asset	$—	$18

Current liability	361	362
Long-term liability	3,020	3,284
Total liabilities	$3,381	$3,646

Total net liability	$(3,381)	$(3,628)

The primary components of Net Periodic Benefit Cost (Income) consist of the following:

	Year Ended March 31,
(In thousands)	2024	2023	2022
Interest cost	$152	$423	$1,107
Expected return on assets	—	(252)	(1,163)
Net periodic benefit cost (income)	$152	$171	$(56)

The following table provides information regarding our pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

	March 31,
(In thousands)	2024	2023
Accumulated benefit obligation	$3,381	$3,646
Fair value of plan assets	—	18

Projected benefit obligations	$3,381	$3,646
Fair value of plan assets	—	18

The pension benefit obligation amounts stated above are made up entirely of our unfunded plan.

The following table includes amounts that are expected to be contributed to the unfunded plan by the Company. It reflects benefit payments that are made directly from the Company's assets. The amounts in the table are actuarially determined and reflect the Company's best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits
Employer contributions:
2025 (expectation) to participant benefits	$361

Expected benefit payments year ending March 31,
2025	$361
2026	352
2027	340
2028	327
2029	313
2030-2033	1,352

Prior to the termination of the Plan, the Company's primary investment objective for its qualified pension plan assets was to provide a source of retirement income for the Plan's participants and beneficiaries. There were no plan assets as of March 31, 2024 and all assets at March 31, 2023 were held in cash.

The following tables show the unrecognized actuarial gain included in accumulated other comprehensive income (loss) at March 31, 2024, 2023 and 2022:

(In thousands)
Balances in accumulated other comprehensive loss as of March 31, 2022:
Unrecognized actuarial (gain)	$(1,522)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive loss as of March 31, 2023:
Unrecognized actuarial (gain)	$(930)
Unrecognized prior service credit	—

Balances in accumulated other comprehensive loss as of March 31, 2024:
Unrecognized actuarial (gain)	$(942)
Unrecognized prior service credit	—

Assumptions used in determining the actuarial present value of the net periodic benefit cost (income) for the fiscal years ended March 31, 2024, 2023 and 2022 were as follows:

	March 31,
	2024	2023 *	2022
Key assumptions:
Discount rate	4.88%	3.26% to 3.48%	2.58% to 2.95%
Expected return on plan assets, net of administrative fees	—%	2.75%	2.25%
*The qualified plan was remeasured at April 30, 2022 for settlement accounting, at which point a discount rate of 3.98% and an expected return assumption of 2.75% were selected and used to determine the net periodic benefit cost (income) for the remainder of the fourth quarter of fiscal 2023.

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2024 and 2023 were as follows:

	March 31,
	2024	2023
Key assumptions:
Discount rate	4.88%	4.47%

In fiscal 2023 and 2022, the determination of the expected long-term rate of return was derived from an optimized portfolio using an asset allocation software program. The risk and return assumptions, along with the correlations between the asset classes, were entered into the program. In fiscal 2024, no long-term rate of return is expected due to the termination of the Plan.

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2025	$6,219
2026	6,093
2027	5,796
2028	4,519
2029	2,096
Thereafter	—
$24,723

19.     Concentrations of Risk

Our revenues are concentrated in the areas of OTC healthcare.  We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels.  During 2024, 2023, and 2022, approximately 37.9%, 38.7%, and 41.3%, respectively, of our gross revenues were derived from our five top selling brands.  Two customers, Walmart and Amazon, accounted for more than 10% of our gross revenues during 2024. During 2024, 2023, and 2022, Walmart accounted for approximately 19.7%, 19.7%, and 20.5%, respectively, of our gross revenues. During 2024, Amazon accounted for approximately 10.9% of our gross revenues. At March 31, 2024, approximately 19.2% of our accounts receivable were owed by Walmart and approximately 11.0% of our accounts receivable were owed by Amazon.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate a manufacturing facility in Lynchburg, Virginia, which manufactures products representing approximately 11% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2024, we had relationships with 122 third-party manufacturers.  Of those, we had long-term contracts with 26 manufacturers that produced items that accounted for approximately 72.0% of our gross revenues for 2024, compared to 25 manufacturers with long-term contracts that accounted for approximately 69.8% of gross revenues in 2023.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, accounted for more than 10% of our gross revenues during 2024, 2023 and 2022. During 2024, 2023 and 2022, this manufacturer accounted for approximately 20% of our gross revenues while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier accounts for 10% or more of our gross revenues.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results from operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$958,260	$167,097	$1,125,357
Cost of sales	429,361	71,548	500,909
Gross profit	528,899	95,549	624,448
Advertising and marketing	131,494	21,821	153,315
Contribution margin	$397,405	$73,728	471,133
Other operating expenses			128,704
Operating income			$342,429
*Intersegment revenues of $3.7 million were eliminated from the North American OTC Healthcare segment.

	Year Ended March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$973,774	$153,951	$1,127,725
Cost of sales	441,844	60,587	502,431
Gross profit	531,930	93,364	625,294
Advertising and marketing	123,926	21,135	145,061
Contribution margin	$408,004	$72,229	480,233
Other operating expenses**			502,648
Operating loss			$(22,415)
* Intersegment revenues of $4.3 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2023 includes a tradename impairment charge of $321.4 million and a goodwill impairment charge of $48.8 million.

	Year Ended March 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$967,881	$118,931	$1,086,812
Cost of sales	419,162	47,004	466,166
Gross profit	548,719	71,927	620,646
Advertising and marketing	138,714	18,629	157,343
Contribution margin	$410,005	$53,298	463,303
Other operating expenses			133,384
Operating income			$329,919
*Intersegment revenues of $3.0 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$111,996	$5,455	$117,451
Cough & Cold	93,575	25,445	119,020
Women's Health	217,103	23,318	240,421
Gastrointestinal	160,889	70,721	231,610
Eye & Ear Care	156,553	22,870	179,423
Dermatologicals	123,288	5,814	129,102
Oral Care	83,212	13,093	96,305
Other OTC	11,644	381	12,025
Total segment revenues	$958,260	$167,097	$1,125,357

	Year Ended March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$116,582	$2,680	$119,262
Cough & Cold	100,218	26,770	126,988
Women's Health	231,754	19,597	251,351
Gastrointestinal	156,957	69,626	226,583
Eye & Ear Care	151,879	19,197	171,076
Dermatologicals	119,822	3,919	123,741
Oral Care	85,542	12,085	97,627
Other OTC	11,020	77	11,097
Total segment revenues	$973,774	$153,951	$1,127,725

	Year Ended March 31, 2022
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$117,868	$1,455	$119,323
Cough & Cold	86,855	20,225	107,080
Women's Health	249,136	15,373	264,509
Gastrointestinal	152,191	52,368	204,559
Eye & Ear Care	149,454	13,995	163,449
Dermatologicals	117,173	3,213	120,386
Oral Care	85,239	12,282	97,521
Other OTC	9,965	20	9,985
Total segment revenues	$967,881	$118,931	$1,086,812

Our total segment revenues by geographic area are as follows:

	Year Ended March 31,
	2024	2023	2022
United States	$886,470	$953,222	$910,106
Rest of world	238,887	174,503	176,706
Total	$1,125,357	$1,127,725	$1,086,812

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2024 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$498,936	$28,797	$527,733

Intangible assets
Indefinite-lived	2,092,853	74,309	2,167,162
Finite-lived	135,932	17,489	153,421
Intangible assets, net	2,228,785	91,798	2,320,583
Total	$2,727,721	$120,595	$2,848,316

March 31, 2023 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$498,936	$28,617	$527,553

Intangible assets
Indefinite-lived	2,092,852	76,050	2,168,902
Finite-lived	154,552	18,439	172,991
Intangible assets, net	2,247,404	94,489	2,341,893
Total	$2,746,340	$123,106	$2,869,446

Our goodwill and intangible assets by geographic area are as follows:

	Year Ended March 31,
	2024	2023
United States	$2,727,721	$2,746,340
Rest of world	120,595	123,106
Total	$2,848,316	$2,869,446

21.    Subsequent Events

Share Repurchase Program
On May 6, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of the Company's issued and outstanding common stock. Under the authorization, the Company may purchase common stock utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the Securities and Exchange Commission.

Share Based Compensation
On May 7, 2024, the Compensation Committee granted 70,270 PSUs, 59,646 time-based RSUs and stock options to acquire 109,666 shares of our common stock to certain executive officers and employees under the 2020 Plan. PSUs are earned based on achievement of the performance objectives set by the Compensation Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. Time-based RSUs vest either 33.3% per year over three years or in their entirety on the three-year or four-year anniversary of the date of grant. Upon vesting, both PSUs and RSUs will be settled in shares of our common stock. Executives of the Company may elect to defer settlement of a self-defined percentage of vested shares to a specified date or six months after the executive is separated from service to the Company or on a change in control of the Company. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $69.94 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested PSUs, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the 2020 Plan.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense (Income)	Deductions	Other (a)	Balance at End of Year
Year Ended March 31, 2024
Reserves for sales returns and allowance	$15,382	$58,094	$(62,314)	$—	$11,162
Reserve for cash discounts	3,025	21,173	(21,329)	—	2,869
Allowance for credit losses	1,798	703	(155)	—	2,346

Year Ended March 31, 2023
Reserves for sales returns and allowance	15,529	56,796	(56,693)	(250)	15,382
Reserve for cash discounts	2,593	21,620	(21,188)	—	3,025
Allowance for credit losses	1,598	730	(530)	—	1,798

Year Ended March 31, 2022
Reserves for sales returns and allowance	12,708	53,230	(51,156)	747	15,529
Reserve for cash discounts	2,204	21,712	(21,323)	—	2,593
Allowance for credit losses	1,545	58	(5)	—	1,598
(a) Relates to opening balance sheet adjustments for our Akorn acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2024.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2024 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 46 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2024 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Delinquent Section 16(a) Reports” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2024 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation and Talent Management Committee Report", and "Compensation and Talent Management Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2024 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2024 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2024 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 46 through 83) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Consumer Healthcare Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, Auditor Firm ID 238
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for each of the three years in the period ended March 31, 2024
Consolidated Balance Sheets at March 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended March 31, 2024
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2024
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the years ended March 31, 2024, 2023 and 2022

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
3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2018).+

3.2
Amended and Restated Bylaws of Prestige Consumer Healthcare Inc. as amended, effective October 29, 2018 (filed as Exhibit 3.2 to the Company's Quarterly Report on form 10-Q filed with the SEC on November 1, 2018).+

3.3
Certificate of Designations of Series A Preferred Stock of Prestige Consumer Healthcare Inc. as filed with the Secretary of State of the State of Delaware on February 27, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2012).+

4.1	Form of stock certificate for common stock (filed as Exhibit 4.1 to the Company's Form S-1/A filed with the SEC on January 26, 2005).+
4.2
Indenture, dated December 2, 2019, among Prestige Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019). +

4.3	Form of 5.125% Senior Notes due 2028 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019). +
4.4	Description of Prestige Consumer Healthcare Inc. Securities (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K filed with the SEC on May 13, 2019). +
4.5
Indenture, dated March 1, 2021, among Prestige Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2021). +

4.6	Form of 3.750% Senior Notes due 2031 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2021). +

10.1
$660,000,000 Term Loan Credit Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company, and certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012). +

10.2
Amendment No. 5, dated as of March 21, 2018, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2018).+

10.3
Amendment No. 6 to the Term Loan Credit Agreement, dated as of July 1, 2021, among Prestige Consumer Healthcare Inc., Prestige Brands, Inc., the other guarantors from time to time party thereto, each lender from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 1, 2021). +

10.4
Amendment No. 7, dated as of June 12, 2023, to the Term Loan Credit Agreement, dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto and Barclays Bank PLC (as successor in interest to Citibank, N.A.), as administrative agent, and other agents named therein (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023). +

10.5
Term Loan Security Agreement, dated as of January 31, 2012, among Prestige Brands Inc., the Company and certain subsidiaries of the Company as guarantors, Citibank N.A. and U.S. Bank National Association, as Trustee (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012).+

10.6
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.7
Amendment No. 7, dated as of December 11, 2019, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019). +

10.8
Amendment No. 8, dated as of April 4, 2023, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on May 5, 2023). +

10.9
Amendment No. 9, dated as of December 8, 2023, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2023). +

10.10	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012). +
10.11
Amendment to Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014). +

10.12	Second Amendment to Lease between GHP 660 LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017). +
10.13
Master Logistics Services Agreement, dated May 13, 2019, by and between the Company and GEODIS Logistics LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019). +†

10.14	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.15	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005). +#
10.16	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.17	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.18	Form of Nonqualified Stock Option Agreement for grants beginning Fiscal 2018 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#

10.19	Form of Award Agreement for Restricted Stock Units for grants beginning Fiscal 2018 (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.20	Form of Award Agreement for Performance Units for grants beginning Fiscal 2018 (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.21	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.22	Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.23	Amended and Restated Executive Severance Plan, adopted as of October 29, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 1, 2018). +#
10.24	Prestige Brands Holdings, Inc. 2020 Long-Term Incentive Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on June 29, 2020). +#
10.25
Form of Award Agreement for Non-Employee Director Restricted Stock Units for grants beginning Fiscal 2023 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022). +#

10.26	Form of Award Agreement for Restricted Stock Units for grants beginning Fiscal 2025. *#
10.27	Form of Award Agreement for Performance Units for grants beginning Fiscal 2025. *#
19.1	Prestige Consumer Healthcare Inc. Procedures and Guidelines Governing Insider Trading and Tipping, dated October 30, 2023. *
21.1	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
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

97.1	Prestige Consumer Healthcare Inc. Clawback Policy, dated October 2, 2023.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Certain confidential portions have been omitted.

+	Incorporated herein by reference.

@	Represents a management contract.

#	Represents a compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prestige Consumer Healthcare Inc.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer
Date:	May 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 15, 2024
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer	May 15, 2024
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 15, 2024
John E. Byom

/s/ CELESTE A. CLARK	Director	May 15, 2024
Celeste A. Clark

/s/ JAMES C. D' ARECCA	Director	May 15, 2024
James C. D’Arecca

/s/ SHEILA A. HOPKINS	Director	May 15, 2024
Sheila A. Hopkins

/s/ NATALE S. RICCIARDI	Director	May 15, 2024
Natale S. Ricciardi

/s/ DAWN M. ZIER	Director	May 15, 2024
Dawn M. Zier