Form 10-Q
period 2024-06-30
Prestige Consumer Healthcare Inc.
filed 2024-08-08
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ☐ No ☒
As of August 2, 2024, there were 49,557,371 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2024	2023
Revenues
Net sales	$266,835	$279,299
Other revenues	307	10
Total revenues	267,142	279,309

Cost of Sales
Cost of sales excluding depreciation	118,697	122,654
Cost of sales depreciation	2,423	1,982
Cost of sales	121,120	124,636
Gross profit	146,022	154,673

Operating Expenses
Advertising and marketing	39,365	36,231
General and administrative	28,910	27,687
Depreciation and amortization	5,701	5,561
Total operating expenses	73,976	69,479
Operating income	72,046	85,194

Other expense
Interest expense, net	13,137	17,719
Other expense (income), net	496	(1,238)
Total other expense, net	13,633	16,481
Income before income taxes	58,413	68,713
Provision for income taxes	9,345	15,437
Net income	$49,068	$53,276

Earnings per share:
Basic	$0.98	$1.07
Diluted	$0.98	$1.06

Weighted average shares outstanding:
Basic	49,886	49,767
Diluted	50,267	50,196

Comprehensive income, net of tax:
Currency translation adjustments	3,160	(646)
Total other comprehensive income (loss)	3,160	(646)
Comprehensive income	$52,228	$52,630
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2024	March 31, 2024

Assets
Current assets
Cash and cash equivalents	$34,256	$46,469
Accounts receivable, net of allowance of $18,684 and $16,377, respectively	171,695	176,775
Inventories	152,040	138,717
Prepaid expenses and other current assets	10,750	13,082
Total current assets	368,741	375,043

Property, plant and equipment, net	75,409	76,507
Operating lease right-of-use assets	9,997	11,285
Finance lease right-of-use assets, net	877	1,541
Goodwill	528,443	527,733
Intangible assets, net	2,317,817	2,320,583
Other long-term assets	6,232	5,725
Total Assets	$3,307,516	$3,318,417

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	39,556	38,979
Accrued interest payable	15,248	15,763
Operating lease liabilities, current portion	3,654	4,658
Finance lease liabilities, current portion	795	1,494
Other accrued liabilities	54,862	56,154
Total current liabilities	114,115	117,048

Long-term debt, net	1,091,207	1,125,804
Deferred income tax liabilities	409,085	403,596
Long-term operating lease liabilities, net of current portion	7,055	7,528
Long-term finance lease liabilities, net of current portion	149	172
Other long-term liabilities	5,138	9,185
Total Liabilities	1,626,749	1,663,333

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 55,717 shares at June 30, 2024 and 55,501 shares at March 31, 2024	557	555
Additional paid-in capital	572,846	567,448
Treasury stock, at cost - 6,164 shares at June 30, 2024 and 5,680 shares at March 31, 2024	(251,566)	(219,621)
Accumulated other comprehensive loss, net of tax	(31,335)	(34,495)
Retained earnings	1,390,265	1,341,197
Total Stockholders' Equity	1,680,767	1,655,084
Total Liabilities and Stockholders' Equity	$3,307,516	$3,318,417
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084
Stock-based compensation	—	—	3,425	—	—	—	—	3,425
Exercise of stock options	38	—	1,975	—	—	—	—	1,975
Issuance of shares related to restricted stock	178	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	484	(31,945)	—	—	(31,945)
Net income	—	—	—	—	—	—	49,068	49,068
Comprehensive income	—	—	—	—	—	3,160	—	3,160
Balances at June 30, 2024	55,717	$557	$572,846	6,164	$(251,566)	$(31,335)	$1,390,265	$1,680,767

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084
Stock-based compensation	—	—	4,146	—	—	—	—	4,146
Exercise of stock options	173	2	7,026	—	—	—	—	7,028
Issuance of shares related to restricted stock	190	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,593)	—	—	(30,593)
Net income	—	—	—	—	—	—	53,276	53,276
Comprehensive loss	—	—	—	—	—	(646)	—	(646)
Balances at June 30, 2023	55,220	$552	$546,526	5,680	$(219,707)	$(32,210)	$1,185,134	$1,480,295
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2024	2023
Operating Activities
Net income	$49,068	$53,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,124	7,543
Loss on disposal of property and equipment	5	—
Deferred and other income taxes	612	4,272
Amortization of debt origination costs	454	983
Stock-based compensation costs	3,425	4,146
Non-cash operating lease cost	1,706	1,244
Changes in operating assets and liabilities:
Accounts receivable	6,368	5,632
Inventories	(13,048)	(7,711)
Prepaid expenses and other current assets	2,359	(5,181)
Accounts payable	591	(5,599)
Accrued liabilities	(2,061)	(8,519)
Operating lease liabilities	(1,883)	(1,745)
Other	(944)	(254)
Net cash provided by operating activities	54,776	48,087

Investing Activities
Purchases of property, plant and equipment	(1,152)	(1,477)
Other	(978)	3,800
Net cash (used in) provided by investing activities	(2,130)	2,323

Financing Activities
Term loan repayments	(35,000)	(30,000)
Payments of finance leases	(720)	(699)
Proceeds from exercise of stock options	1,975	7,028
Fair value of shares surrendered as payment of tax withholding	(5,801)	(5,508)
Repurchase of common stock	(25,976)	(25,000)
Net cash used in financing activities	(65,522)	(54,179)
Effects of exchange rate changes on cash and cash equivalents	663	(140)
Decrease in cash and cash equivalents	(12,213)	(3,909)
Cash and cash equivalents - beginning of period	46,469	58,489
Cash and cash equivalents - end of period	$34,256	$54,580
Interest paid	$13,670	$17,582
Income taxes paid	$3,661	$11,964

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations in 2024, and we expect further shortages may have a negative impact on our sales. In addition, labor shortages have impacted our manufacturing operations and could impact our ability to supply certain products to our customers. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2025) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2024 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2025.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require disclosure, on an annual basis, of income taxes paid, disaggregated by federal, state and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than five percent of total income taxes paid. In addition, the amendments in this update also require that income (or loss) before income taxes be disaggregated between domestic and foreign and income tax expense (or benefit) be disaggregated by federal, state and foreign. This ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that this ASU may have on our Consolidated Financial Statement disclosures.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2024	March 31, 2024
Components of Inventories
Packaging and raw materials	$20,124	$19,210
Work in process	1,253	636
Finished goods	130,663	118,871
Inventories	$152,040	$138,717

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.6 million at June 30, 2024 and $4.7 million at March 31, 2024 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2024
Goodwill	$711,452	$30,384	$741,836
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2024	498,936	28,797	527,733
Adjustment related to acquisition	—	309	309
Effects of foreign currency exchange rates	—	401	401
Balance - June 30, 2024
Goodwill	711,452	31,094	742,546
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - June 30, 2024	$498,936	$29,507	$528,443

At February 29, 2024, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of June 30, 2024, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2024	$2,167,162	$411,258	$2,578,420
Effects of foreign currency exchange rates	1,809	468	2,277
Balance — June 30, 2024	$2,168,971	$411,726	$2,580,697

Accumulated Amortization
Balance — March 31, 2024	$—	$257,837	$257,837
Additions	—	4,954	4,954
Effects of foreign currency exchange rates	—	89	89
Balance — June 30, 2024	$—	$262,880	$262,880

Intangible assets, net - June 30, 2024	$2,168,971	$148,846	$2,317,817

Amortization expense was $5.0 million for both the three months ended June 30, 2024 and 2023.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2025 (remaining nine months ended March 31, 2025)	$13,204
2026	16,213
2027	14,621
2028	12,285
2029	12,285
Thereafter	80,238
$148,846

At February 29, 2024, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all intangible assets and, accordingly, no impairment charge was taken. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of June 30, 2024, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(In thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$665	$665
Interest on lease liabilities	9	30
Operating lease cost	1,704	1,624
Short term lease cost	32	33
Variable lease cost	16,423	16,456
Total net lease cost	$18,833	$18,808

As of June 30, 2024, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2025 (remaining nine months ending March 31, 2025)	$3,348	$779	$4,127
2026	2,750	96	2,846
2027	2,214	80	2,294
2028	1,733	—	1,733
2029	374	—	374
Thereafter	1,597	—	1,597
Total undiscounted lease payments	12,016	955	12,971
Less amount of lease payments representing interest	(1,307)	(11)	(1,318)
Total present value of lease payments	$10,709	$944	$11,653

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2024
Weighted average remaining lease term (years)
Operating leases	4.28
Finance leases	0.84
Weighted average discount rate
Operating leases	4.77%
Finance leases	2.89%

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2024	March 31, 2024
Accrued marketing costs	$30,630	$24,053
Accrued compensation costs	6,216	12,221
Accrued broker commissions	1,662	1,309
Income taxes payable	189	2,569
Accrued professional fees	6,683	5,046
Accrued production costs	3,598	4,166
Other accrued liabilities	5,884	6,790
	$54,862	$56,154

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2024	March 31, 2024
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at SOFR plus a margin of 2.00% plus a credit spread adjustment, due on July 1, 2028.	100,000	135,000
Long-term debt	1,100,000	1,135,000
Less: unamortized debt costs	(8,793)	(9,196)
Long-term debt, net	$1,091,207	$1,125,804

At June 30, 2024, we had no balance outstanding on the asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver") and a borrowing capacity of $183.6 million.

As of June 30, 2024, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans under the term loan due 2028 originally entered into on January 31, 2012 (the "2012 Term Loan"), the 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2025 (remaining nine months ending March 31, 2025)	$—
2026	—
2027	—
2028	400,000
2029	100,000
Thereafter	600,000
$1,100,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, and the 2012 Term B-5 Loans are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at June 30, 2024 and March 31, 2024.

	June 30, 2024		March 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	388,000	400,000	389,000
2021 Senior Notes	600,000	521,250	600,000	522,750
2012 Term B-5 Loans	100,000	100,750	135,000	135,506

At June 30, 2024 and March 31, 2024, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2024.

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

During the three months ended June 30, 2024 and 2023, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended June 30,
	2024	2023
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	82,673	88,953
Average price per share	$70.16	$61.92
Total amount repurchased	$5.8 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	401,111	426,479
Average price per share	$64.76	$58.62
Total amount repurchased	$26.0 million	$25.0 million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2024 and March 31, 2024:

(In thousands)	June 30, 2024	March 31, 2024
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(32,060)	$(35,220)
Unrecognized net gain on pension plans, net of tax of $(217) and $(217), respectively	725	725
Accumulated other comprehensive loss, net of tax	$(31,335)	$(34,495)

As of June 30, 2024 and March 31, 2024, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2024	2023
Numerator
Net income	$49,068	$53,276

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,886	49,767
Dilutive effect of unvested restricted stock units and options issued to employees and directors	381	429
Denominator for diluted earnings per share	50,267	50,196

Earnings per Common Share:
Basic earnings per share	$0.98	$1.07

Diluted earnings per share	$0.98	$1.06

For the three months ended June 30, 2024 and 2023, there were 0.3 million and 0.4 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

At June 30, 2024, there were 1.6 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended June 30,
(In thousands)	2024	2023
Pre-tax stock-based compensation costs charged against income	$3,425	$4,146
Income tax benefit recognized on compensation costs	$438	$406
Total fair value of options and RSUs vested during the period	$11,150	$11,226
Cash received from the exercise of stock options	$1,975	$7,028
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$667	$876

At June 30, 2024, there were $4.5 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.4 years. At June 30, 2024, there were $15.9 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.3 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2023
Unvested at March 31, 2023	409.0	$47.17
Granted	142.8	61.73
Incremental performance shares	41.3	—
Vested	(189.3)	41.81
Forfeited	(4.2)	54.92
Unvested at June 30, 2023	399.6	54.18
Vested at June 30, 2023	108.5	36.54

Three Months Ended June 30, 2024
Unvested at March 31, 2024	391.9	$54.43
Granted	131.9	69.87
Incremental performance shares	41.1	—
Vested	(177.7)	46.19
Forfeited	(3.2)	58.16
Unvested at June 30, 2024	384.0	62.43
Vested at June 30, 2024	110.2	38.77

Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Three Months Ended June 30,
	2024	2023
Expected volatility	30.4% - 30.8%	30.2% - 31.6%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.5%	3.6%
Weighted average grant date fair value of options granted	$27.97	$23.75

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2023
Outstanding at March 31, 2023	1,081.0	$43.96
Granted	128.1	61.73
Exercised	(172.9)	40.64
Forfeited	(19.3)	54.86
Expired	(1.7)	54.47
Outstanding at June 30, 2023	1,015.2	46.54	6.5	$13,369
Vested at June 30, 2023	700.1	42.70	5.4	$11,714

Three Months Ended June 30, 2024
Outstanding at March 31, 2024	728.0	$48.30
Granted	109.7	69.94
Exercised	(38.3)	51.61
Forfeited	(9.9)	59.11
Outstanding at June 30, 2024	789.5	51.01	6.6	$14,207
Vested at June 30, 2024	551.9	45.45	5.6	$12,915

The aggregate intrinsic value of options exercised during the three months ended June 30, 2024 was $0.5 million.

13.    Income Taxes

Numerous countries have agreed to a statement in support of the Organization for Economic Cooperation and Development ("OECD") model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed upon global minimum tax effective in 2024. This legislation has not and is not expected to have a material impact on our Consolidated Financial Statements.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 16.0% and 22.5% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to discrete items, primarily pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.

14.    Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a contingency accrual should be established or if any existing contingency accrual should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded contingency accrual  In addition, because it is not permissible under GAAP to establish a litigation contingency accrual until the loss is both probable and estimable, in some cases there may be insufficient time to establish a contingency accrual prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the reasonably possible losses from resolution of routine legal matters and other claims incidental to our business will not have a material effect on our financial statements.

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three months ended June 30, 2024 and 2023, approximately 40% and 41%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 20% and 21%, respectively, of our gross revenues for the three months ended June 30, 2024 and 2023. Amazon accounted for approximately 13% and 11%, respectively, of gross revenues for the three months ended June 30, 2024 and 2023.

Our product distribution in the United States is managed by a third party through one primary distribution center in Clayton, Indiana. We also operate a manufacturing facility in Lynchburg, Virginia, which manufactures certain of our Fleet, Monistat and Summer's Eve products and a manufacturing facility in Victoria, Australia which manufactures some of our Hydralyte products. A natural disaster, such as tornado, earthquake, flood, or fire, at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2024, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 29 manufacturers that produced items that accounted for approximately 78% of gross sales for the three months ended June 30, 2024. At June 30, 2023, we had relationships with 135 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 75% of gross sales for the three months ended June 30, 2023. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues for the three months ended June 30, 2024 and 2023. At June 30, 2024, this manufacturer accounted for approximately 23% of our gross revenues, while we accounted for a significant portion of their gross revenues over that time period. At June 30, 2023, this manufacturer accounted for approximately 22% of our gross revenues, while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

16.    Business Segments

Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and marketing expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	232,316	$34,826	$267,142
Cost of sales	105,559	15,561	121,120
Gross profit	126,757	19,265	146,022
Advertising and marketing	33,753	5,612	39,365
Contribution margin	$93,004	$13,653	$106,657
Other operating expenses			34,611
Operating income			$72,046
* Intersegment revenues of $0.7 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$246,143	$33,166	$279,309
Cost of sales	110,076	14,560	124,636
Gross profit	136,067	18,606	154,673
Advertising and marketing	31,401	4,830	36,231
Contribution margin	$104,666	$13,776	$118,442
Other operating expenses			33,248
Operating income			$85,194
* Intersegment revenues of $1.4 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,011	$1,282	$28,293
Cough & Cold	14,961	5,736	20,697
Women's Health	50,495	4,083	54,578
Gastrointestinal	44,287	13,728	58,015
Eye & Ear Care	43,319	4,811	48,130
Dermatologicals	31,603	1,752	33,355
Oral Care	17,674	3,100	20,774
Other OTC	2,966	334	3,300
Total segment revenues	$232,316	$34,826	$267,142

	Three Months Ended June 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,182	$842	$28,024
Cough & Cold	20,374	6,052	26,426
Women's Health	54,955	4,956	59,911
Gastrointestinal	44,681	12,910	57,591
Eye & Ear Care	39,471	4,021	43,492
Dermatologicals	34,678	1,338	36,016
Oral Care	21,726	3,022	24,748
Other OTC	3,076	25	3,101
Total segment revenues	$246,143	$33,166	$279,309

17.    Subsequent Event

Director Equity Grants
Pursuant to the 2020 Plan, one of the independent members of the Board of Directors received a grant of 555 RSUs on August 5, 2024. The RSUs fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to the director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

Pursuant to the 2020 Plan, each of the independent members of the Board of Directors received a grant of 2,202 RSUs on August 6, 2024. The RSUs fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 26 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, references to a year (e.g., 2025) refers to our fiscal year ended March 31 of that year.

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name, over-the-counter ("OTC") health and personal care products to mass merchandisers, drug, food, dollar, convenience, and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations in 2024, and we expect further shortages may have a negative impact on our sales. In addition, labor shortages have impacted our manufacturing operations and could impact our ability to supply certain products to our customers. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Global Minimum Tax
Numerous countries have agreed to a statement in support of the Organization for Economic Cooperation and Development ("OECD") model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed upon global minimum tax effective in 2024. This legislation has not and is not expected to have a material impact on our Consolidated Financial Statements. As legislation becomes effective in more countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by countries and evaluate the potential impact on our business in future periods.

Results of Operations

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2024	%	2023	%	Amount	%
North American OTC Healthcare
Analgesics	$27,011	10.1	$27,182	9.7	$(171)	(0.6)
Cough & Cold	14,961	5.6	20,374	7.3	(5,413)	(26.6)
Women's Health	50,495	19.0	54,955	19.7	(4,460)	(8.1)
Gastrointestinal	44,287	16.6	44,681	16.0	(394)	(0.9)
Eye & Ear Care	43,319	16.2	39,471	14.1	3,848	9.7
Dermatologicals	31,603	11.8	34,678	12.4	(3,075)	(8.9)
Oral Care	17,674	6.6	21,726	7.8	(4,052)	(18.7)
Other OTC	2,966	1.1	3,076	1.1	(110)	(3.6)
Total North American OTC Healthcare	232,316	87.0	246,143	88.1	(13,827)	(5.6)

International OTC Healthcare
Analgesics	$1,282	0.5	$842	0.3	440	52.3
Cough & Cold	5,736	2.1	6,052	2.2	(316)	(5.2)
Women's Health	4,083	1.5	4,956	1.8	(873)	(17.6)
Gastrointestinal	13,728	5.1	12,910	4.6	818	6.3
Eye & Ear Care	4,811	1.8	4,021	1.4	790	19.6
Dermatologicals	1,752	0.7	1,338	0.5	414	30.9
Oral Care	3,100	1.2	3,022	1.1	78	2.6
Other OTC	334	0.1	25	—	309	1,236.0
Total International OTC Healthcare	34,826	13.0	33,166	11.9	1,660	5.0

Total Consolidated	$267,142	100.0	$279,309	100.0	$(12,167)	(4.4)

Total revenues for the three months ended June 30, 2024 were $267.1 million, a decrease of $12.2 million, or 4.4%, versus the three months ended June 30, 2023.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $13.8 million, or 5.6%, during the three months ended June 30, 2024 versus the three months ended June 30, 2023. The $13.8 million decrease was primarily attributable to a decrease in sales in the Cough & Cold and Women's Health categories, partly offset by an increase in sales in the Eye & Ear Care category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $1.7 million, or 5.0%, during the three months ended June 30, 2024 versus the three months ended June 30, 2023. The $1.7 million increase was mainly attributable to an increase in sales in the Gastrointestinal and Eye & Ear Care categories, partly offset by a decrease in sales in the Women's Health category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2024	%	2023	%	Amount	%
North American OTC Healthcare	$126,757	54.6	$136,067	55.3	$(9,310)	(6.8)
International OTC Healthcare	19,265	55.3	18,606	56.1	659	3.5
	$146,022	54.7	$154,673	55.4	$(8,651)	(5.6)

Gross profit for the three months ended June 30, 2024 decreased $8.7 million, or 5.6%, when compared with the three months ended June 30, 2023.  As a percentage of total revenues, gross profit decreased to 54.7% during the three months ended June 30, 2024, from 55.4% during the three months ended June 30, 2023, primarily due to the decrease in revenue and increased supply chain costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $9.3 million, or 6.8%, during the three months ended June 30, 2024 versus the three months ended June 30, 2023. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 54.6% during the three months ended June 30, 2024 from 55.3% during the three months ended June 30, 2023, primarily due to the decrease in revenue and increased supply chain costs, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.7 million, or 3.5%, during the three months ended June 30, 2024 versus the three months ended June 30, 2023. As a percentage of International OTC Healthcare revenues, gross profit decreased to 55.3% during the three months ended June 30, 2024 from 56.1% during the three months ended June 30, 2023, primarily due to increased supply chain costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2024	%	2023	%	Amount	%
North American OTC Healthcare	$93,004	40.0	$104,666	42.5	$(11,662)	(11.1)
International OTC Healthcare	13,653	39.2	13,776	41.5	(123)	(0.9)
	$106,657	39.9	$118,442	42.4	$(11,785)	(10.0)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the three months ended June 30, 2024 decreased $11.7 million, or 11.1%, when compared with the three months ended June 30, 2023. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 40.0% during the three months ended June 30, 2024 from 42.5% during the three months ended June 30, 2023, primarily due to the decrease in gross profit margin noted above and an increase in advertising and marketing spend during the quarter.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $0.1 million, or 0.9%, during the three months ended June 30, 2024 versus the three months ended June 30, 2023. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 39.2% during the three months ended June 30, 2024 from 41.5% during the three months ended June 30, 2023. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in revenue and the increase in advertising and marketing spend during the quarter.

General and Administrative
General and administrative expenses were $28.9 million for the three months ended June 30, 2024 and $27.7 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to an increase in professional fees and compensation costs.

Depreciation and Amortization
Depreciation and amortization expenses were $5.7 million for the three months ended June 30, 2024 and $5.6 million for the three months ended June 30, 2023.

Interest Expense, Net
Interest expense, net was $13.1 million during the three months ended June 30, 2024 versus $17.7 million during the three months ended June 30, 2023. The average indebtedness decreased to $1.1 billion during the three months ended June 30, 2024 from $1.4 billion during the three months ended June 30, 2023. The average cost of borrowing decreased to 4.8% for the three months ended June 30, 2024 compared to 5.3% for the three months ended June 30, 2023.

Income Taxes
The provision for income taxes during the three months ended June 30, 2024 was $9.3 million versus $15.4 million during the three months ended June 30, 2023.  The effective tax rate during the three months ended June 30, 2024 was 16.0% versus 22.5% during the three months ended June 30, 2023. The decrease in the effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to discrete items primarily pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.
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

As of June 30, 2024, we had cash and cash equivalents of $34.3 million, a decrease of $12.2 million from March 31, 2024. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2024	2023	$ Change
Cash provided by (used in):
Operating Activities	$54,776	$48,087	$6,689
Investing Activities	(2,130)	2,323	(4,453)
Financing Activities	(65,522)	(54,179)	(11,343)
Effects of exchange rate changes on cash and cash equivalents	663	(140)	803
Net change in cash and cash equivalents	$(12,213)	$(3,909)	$(8,304)

Operating Activities
Net cash provided by operating activities was $54.8 million for the three months ended June 30, 2024, compared to $48.1 million for the three months ended June 30, 2023. The $6.7 million increase was due to decreased working capital, partly offset by a decrease in net income before non-cash items.

Investing Activities
Net cash used in investing activities was $2.1 million for the three months ended June 30, 2024, compared to net cash provided by investing activities of $2.3 million for the three months ended June 30, 2023. The increase in cash used for investing activities of $4.5 million was primarily attributable to changes in a short term loan receivable.

Financing Activities
Net cash used in financing activities was $65.5 million for the three months ended June 30, 2024, compared to $54.2 million for the three months ended June 30, 2023. The $11.3 million increase was primarily due to an increase in term loan repayments of $5.0 million, a decrease in the proceeds from the exercise of stock options of $5.0 million and an increase in the purchase of shares of our common stock of $1.0 million.

Capital Resources

As of June 30, 2024, we had an aggregate of $1.1 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and
•$100.0 million of borrowings under the Term B-5 Loans under our term loan originally entered into on January 31, 2012 (the "2012 Term Loan”) due July 1, 2028.

As of June 30, 2024, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $183.6 million.

Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity.
Maturities:

(In thousands)
Year Ending March 31,	Amount
2025 (remaining nine months ending March 31, 2025)	$—
2026	—
2027	—
2028	400,000
2029	100,000
Thereafter	600,000
$1,100,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended June 30, 2024 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended June 30, 2024 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2024 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At June 30, 2024, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management

anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.  There were no material changes to our critical accounting policies during the three months ended June 30, 2024.

Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 1 of this Quarterly Report on Form 10-Q.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At June 30, 2024, approximately $100.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt for the three months ended June 30, 2024 would have an adverse impact of $0.3 million on pre-tax earnings and $0.3 million on cash flows.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2024 and 2023, approximately 13.6% and 10.6%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for three months ended June 30, 2024 and 2023. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $2.0 million for the three months ended June 30, 2024 and approximately $1.7 million for the three months ended June 30, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2024.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2024, which could materially affect our business, financial condition or results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	—	$—	—	$—
May 1 to May 31, 2024	238,559	$66.36	156,117	$289,955
June 1 to June 30, 2024	245,225	$65.02	244,994	$274,024
Total	483,784	$65.68	401,111
(a) The majority of these shares (401,111 shares) were made pursuant to our share repurchase program which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock. The remaining repurchases (82,673 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2024 Annual Meeting of Stockholders of the Company was held on August 6, 2024. The stockholders of the Company voted upon four proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2025 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	44,848,094	1,376,949	564,676
John E. Byom	45,144,046	1,080,997	564,676
Celeste A. Clark	44,967,909	1,257,134	564,676
James C. D'Arecca	46,065,688	159,355	564,676
Sheila A. Hopkins	46,105,159	119,884	564,676
John F. Kelly	46,112,065	112,978	564,676
Dawn M. Zier	45,721,225	503,818	564,676

Item 2 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2025.

For	Against	Abstentions
45,611,774	1,161,386	16,559

Item 3 – Non-binding resolution to approve the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement.

For	Against	Abstentions	Broker Non-Votes
45,329,756	878,293	16,994	564,676

Item 4 - Vote for the approval of the Amendment to our Amended and Restated Certificate of Incorporation.

For	Against	Abstentions	Broker Non-Votes
41,479,094	4,727,812	18,137	564,676

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018).*

3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc.

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 8, 2024	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)