Form 10-Q
period 2024-09-30
Prestige Consumer Healthcare Inc.
filed 2024-11-07
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Yes ☐ No ☒
As of November 1, 2024, there were 49,405,454 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues
Net sales	$283,548	$286,307	$550,383	$565,606
Other revenues	237	9	544	19
Total revenues	283,785	286,316	550,927	565,625

Cost of Sales
Cost of sales excluding depreciation	124,041	124,324	242,738	246,978
Cost of sales depreciation	2,362	1,972	4,785	3,954
Cost of sales	126,403	126,296	247,523	250,932
Gross profit	157,382	160,020	303,404	314,693

Operating Expenses
Advertising and marketing	41,409	40,102	80,774	76,333
General and administrative	26,067	25,997	54,977	53,684
Depreciation and amortization	5,567	5,671	11,268	11,232
Total operating expenses	73,043	71,770	147,019	141,249
Operating income	84,339	88,250	156,385	173,444

Other expense
Interest expense, net	12,281	17,606	25,418	35,325
Other expense (income), net	395	229	891	(1,009)
Total other expense, net	12,676	17,835	26,309	34,316
Income before income taxes	71,663	70,415	130,076	139,128
Provision for income taxes	17,286	16,856	26,631	32,293
Net income	$54,377	$53,559	$103,445	$106,835

Earnings per share:
Basic	$1.10	$1.08	$2.08	$2.15
Diluted	$1.09	$1.07	$2.06	$2.13

Weighted average shares outstanding:
Basic	49,652	49,687	49,768	49,727
Diluted	49,998	50,081	50,132	50,138

Comprehensive income, net of tax:
Currency translation adjustments	4,799	(3,784)	7,959	(4,430)
Total other comprehensive income (loss)	4,799	(3,784)	7,959	(4,430)
Comprehensive income	$59,176	$49,775	$111,404	$102,405
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2024	March 31, 2024

Assets
Current assets
Cash and cash equivalents	$51,540	$46,469
Accounts receivable, net of allowance of $18,179 and $16,377, respectively	163,547	176,775
Inventories	156,225	138,717
Prepaid expenses and other current assets	9,396	13,082
Total current assets	380,708	375,043

Property, plant and equipment, net	74,920	76,507
Operating lease right-of-use assets	8,551	11,285
Finance lease right-of-use assets, net	212	1,541
Goodwill	529,225	527,733
Intangible assets, net	2,316,542	2,320,583
Other long-term assets	6,727	5,725
Total Assets	$3,316,885	$3,318,417

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	31,172	38,979
Accrued interest payable	15,708	15,763
Operating lease liabilities, current portion	2,560	4,658
Finance lease liabilities, current portion	91	1,494
Other accrued liabilities	57,375	56,154
Total current liabilities	106,906	117,048

Long-term debt, net	1,051,586	1,125,804
Deferred income tax liabilities	414,865	403,596
Long-term operating lease liabilities, net of current portion	6,517	7,528
Long-term finance lease liabilities, net of current portion	126	172
Other long-term liabilities	5,124	9,185
Total Liabilities	1,585,124	1,663,333

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 55,769 shares at September 30, 2024 and 55,501 shares at March 31, 2024	557	555
Additional paid-in capital	576,596	567,448
Treasury stock, at cost - 6,329 shares at September 30, 2024 and 5,680 shares at March 31, 2024	(263,498)	(219,621)
Accumulated other comprehensive loss, net of tax	(26,536)	(34,495)
Retained earnings	1,444,642	1,341,197
Total Stockholders' Equity	1,731,761	1,655,084
Total Liabilities and Stockholders' Equity	$3,316,885	$3,318,417
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2024	55,717	$557	$572,846	6,164	$(251,566)	$(31,335)	$1,390,265	$1,680,767
Stock-based compensation	—	—	2,134	—	—	—	—	2,134
Exercise of stock options	35	1	1,616	—	—	—	—	1,617
Issuance of shares related to restricted stock	17	(1)	—	—	—	—	—	(1)
Treasury share repurchases	—	—	—	165	(11,932)	—	—	(11,932)
Net income	—	—	—	—	—	—	54,377	54,377
Comprehensive income	—	—	—	—	—	4,799	—	4,799
Balances at September 30, 2024	55,769	$557	$576,596	6,329	$(263,498)	$(26,536)	$1,444,642	$1,731,761

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2023	55,220	$552	$546,526	5,680	$(219,707)	$(32,210)	$1,185,134	$1,480,295
Stock-based compensation	—	—	3,688	—	—	—	—	3,688
Exercise of stock options	58	—	2,155	—	—	—	—	2,155
Issuance of shares related to restricted stock	13	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	46	—	—	46
Net income	—	—	—	—	—	—	53,559	53,559
Comprehensive loss	—	—	—	—	—	(3,784)	—	(3,784)
Balances at September 30, 2023	55,291	$552	$552,369	5,680	$(219,661)	$(35,994)	$1,238,693	$1,535,959

	Six Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084
Stock-based compensation	—	—	5,559	—	—	—	—	5,559
Exercise of stock options	73	1	3,591	—	—	—	—	3,592
Issuance of shares related to restricted stock	195	1	(2)	—	—	—	—	(1)
Treasury share repurchases	—	—	—	649	(43,877)	—	—	(43,877)
Net income	—	—	—	—	—	—	103,445	103,445
Comprehensive income	—	—	—	—	—	7,959	—	7,959
Balances at September 30, 2024	55,769	$557	$576,596	6,329	$(263,498)	$(26,536)	$1,444,642	$1,731,761

	Six Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084
Stock-based compensation	—	—	7,834	—	—	—	—	7,834
Exercise of stock options	231	2	9,181	—	—	—	—	9,183
Issuance of shares related to restricted stock	203	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,547)	—	—	(30,547)
Net income	—	—	—	—	—	—	106,835	106,835
Comprehensive loss	—	—	—	—	—	(4,430)	—	(4,430)
Balances at September 30, 2023	55,291	$552	$552,369	5,680	$(219,661)	$(35,994)	$1,238,693	$1,535,959
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2024	2023
Operating Activities
Net income	$103,445	$106,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,053	15,186
Loss on disposal of property and equipment	83	191
Deferred and other income taxes	4,364	9,721
Amortization of debt origination costs	882	2,302
Stock-based compensation costs	5,559	7,834
Non-cash operating lease cost	3,430	2,816
Changes in operating assets and liabilities:
Accounts receivable	15,191	4,415
Inventories	(16,471)	223
Prepaid expenses and other current assets	3,787	(3,814)
Accounts payable	(7,596)	(18,820)
Accrued liabilities	584	(11,764)
Operating lease liabilities	(3,771)	(3,493)
Other	(964)	(1,085)
Net cash provided by operating activities	124,576	110,547

Investing Activities
Purchases of property, plant and equipment	(3,179)	(4,411)
Other	(978)	3,800
Net cash used in investing activities	(4,157)	(611)

Financing Activities
Term loan repayments	(75,000)	(85,000)
Payments of finance leases	(1,688)	(1,403)
Proceeds from exercise of stock options	3,592	9,183
Fair value of shares surrendered as payment of tax withholding	(5,832)	(5,508)
Repurchase of common stock	(37,794)	(25,000)
Net cash used in financing activities	(116,722)	(107,728)

Effects of exchange rate changes on cash and cash equivalents	1,374	(630)
Increase in cash and cash equivalents	5,071	1,578
Cash and cash equivalents - beginning of period	46,469	58,489
Cash and cash equivalents - end of period	$51,540	$60,067

Interest paid	$25,551	$33,706
Income taxes paid	$18,691	$25,118

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, changes in interest rates, a high inflationary environment and geopolitical events. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2025) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2024 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2025.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2024	March 31, 2024
Components of Inventories
Packaging and raw materials	$21,378	$19,210
Work in process	1,784	636
Finished goods	133,063	118,871
Inventories	$156,225	$138,717

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $3.9 million at September 30, 2024 and $4.7 million at March 31, 2024 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2024
Goodwill	$711,452	$30,384	$741,836
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2024	498,936	28,797	527,733
Adjustment related to acquisition	—	309	309
Effects of foreign currency exchange rates	—	1,183	1,183
Balance - September 30, 2024
Goodwill	711,452	31,876	743,328
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - September 30, 2024	$498,936	$30,289	$529,225

At February 29, 2024, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of September 30, 2024, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2024	$2,167,162	$411,258	$2,578,420
Effects of foreign currency exchange rates	4,709	1,274	5,983
Balance — September 30, 2024	$2,171,871	$412,532	$2,584,403

Accumulated Amortization
Balance — March 31, 2024	$—	$257,837	$257,837
Additions	—	9,756	9,756
Effects of foreign currency exchange rates	—	268	268
Balance — September 30, 2024	$—	$267,861	$267,861

Intangible assets, net - September 30, 2024	$2,171,871	$144,671	$2,316,542

Amortization expense was $4.8 million and $9.8 million for the three and six months ended September 30, 2024, respectively, and $4.9 million and $9.9 million for the three and six months ended September 30, 2023, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2025 (remaining six months ended March 31, 2025)	$8,423
2026	16,253
2027	14,662
2028	12,325
2029	12,325
Thereafter	80,683
$144,671

At February 29, 2024, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all intangible assets and, accordingly, no impairment charge was taken. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or the potential impacts of supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of September 30, 2024, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the six months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$664	$664	$1,329	$1,329
Interest on lease liabilities	3	24	12	54
Operating lease cost	1,705	1,624	3,409	3,248
Short term lease cost	31	34	63	67
Variable lease cost	16,125	16,941	32,548	33,397
Total net lease cost	$18,528	$19,287	$37,361	$38,095

As of September 30, 2024, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2025 (remaining six months ending March 31, 2025)	$1,479	$48	$1,527
2026	2,783	96	2,879
2027	2,230	80	2,310
2028	1,749	—	1,749
2029	390	—	390
Thereafter	1,662	—	1,662
Total undiscounted lease payments	10,293	224	10,517
Less amount of lease payments representing interest	(1,216)	(7)	(1,223)
Total present value of lease payments	$9,077	$217	$9,294

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2024
Weighted average remaining lease term (years)
Operating leases	4.65
Finance leases	2.34
Weighted average discount rate
Operating leases	5.19%
Finance leases	2.63%

See Note 17. Subsequent Event for the details of amendments we entered into with our third-party logistics provider.

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2024	March 31, 2024
Accrued marketing costs	$28,348	$24,053
Accrued compensation costs	8,812	12,221
Accrued broker commissions	1,689	1,309
Income taxes payable	104	2,569
Accrued professional fees	8,035	5,046
Accrued production costs	4,404	4,166
Other accrued liabilities	5,983	6,790
	$57,375	$56,154

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2024	March 31, 2024
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at SOFR plus a margin of 2.00% plus a credit spread adjustment, due on July 1, 2028.	60,000	135,000
Long-term debt	1,060,000	1,135,000
Less: unamortized debt costs	(8,414)	(9,196)
Long-term debt, net	$1,051,586	$1,125,804

At September 30, 2024, we had no balance outstanding on the asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver") and a borrowing capacity of $173.9 million.

As of September 30, 2024, aggregate future principal payments required in accordance with the terms of the 2012 Term B-5 Loans under the term loan due 2028 originally entered into on January 31, 2012 (the "2012 Term Loan"), the 2012 ABL Revolver and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2025 (remaining six months ending March 31, 2025)	$—
2026	—
2027	—
2028	400,000
2029	60,000
Thereafter	600,000
$1,060,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, and the 2012 Term B-5 Loans are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at September 30, 2024 and March 31, 2024.

	September 30, 2024		March 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	397,000	400,000	389,000
2021 Senior Notes	600,000	549,000	600,000	522,750
2012 Term B-5 Loans	60,000	60,000	135,000	135,506

At September 30, 2024 and March 31, 2024, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2024.

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

During the three and six months ended September 30, 2024 and 2023, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	451	—	83,124	88,953
Average price per share	$70.53	$—	$70.16	$61.92
Total amount repurchased	$0.0 million	$—	$5.8 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	164,733	—	565,844	426,479
Average price per share	$71.74	$—	$66.79	$58.62
Total amount repurchased	$11.8 million	$—	$37.8 million	$25.0 million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2024 and March 31, 2024:

(In thousands)	September 30, 2024	March 31, 2024
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(27,261)	$(35,220)
Unrecognized net gain on pension plans, net of tax of $(217) and $(217), respectively	725	725
Accumulated other comprehensive loss, net of tax	$(26,536)	$(34,495)

As of September 30, 2024 and March 31, 2024, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income	$54,377	$53,559	$103,445	$106,835

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,652	49,687	49,768	49,727
Dilutive effect of unvested restricted stock units and options issued to employees and directors	346	394	364	411
Denominator for diluted earnings per share	49,998	50,081	50,132	50,138

Earnings per Common Share:
Basic earnings per share	$1.10	$1.08	$2.08	$2.15

Diluted earnings per share	$1.09	$1.07	$2.06	$2.13

For the three months ended September 30, 2024 and 2023, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2024 and 2023, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

At September 30, 2024, there were 1.6 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Pre-tax stock-based compensation costs charged against income	$2,134	$3,688	$5,559	$7,834
Income tax benefit recognized on compensation costs	$291	$263	$729	$669
Total fair value of options and RSUs vested during the period	$1,035	$987	$12,185	$12,213
Cash received from the exercise of stock options	$1,617	$2,155	$3,592	$9,183
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$375	$263	$1,042	$1,139

At September 30, 2024, there were $3.8 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.1 years. At September 30, 2024, there were $14.4 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.1 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2023
Unvested at March 31, 2023	409.0	$47.17
Granted	157.1	62.06
Incremental performance shares	41.4	—
Vested	(205.0)	43.17
Forfeited	(8.6)	53.72
Unvested at September 30, 2023	393.9	54.40
Vested at September 30, 2023	110.2	38.77

Six Months Ended September 30, 2024
Unvested at March 31, 2024	391.9	$54.43
Granted	145.7	69.70
Incremental performance shares	41.1	—
Vested	(192.7)	47.60
Forfeited	(4.9)	59.31
Unvested at September 30, 2024	381.1	62.57
Vested at September 30, 2024	108.5	40.87

Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Six Months Ended September 30,
	2024	2023
Expected volatility	30.4% - 30.8%	30.2% - 31.6%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.5%	3.6% to 4.1%
Weighted average grant date fair value of options granted	$27.97	$23.79

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2023
Outstanding at March 31, 2023	1,081.0	$43.96
Granted	131.1	61.81
Exercised	(230.4)	39.85
Forfeited	(35.8)	54.81
Expired	(2.8)	54.47
Outstanding at September 30, 2023	943.1	47.00	6.3	$10,166
Vested at September 30, 2023	644.7	43.19	5.2	$9,025

Six Months Ended September 30, 2024
Outstanding at March 31, 2024	728.0	$48.30
Granted	109.7	69.94
Exercised	(73.3)	48.99
Forfeited	(15.6)	60.87
Outstanding at September 30, 2024	748.8	51.14	6.4	$15,697
Vested at September 30, 2024	520.5	45.48	5.3	$13,856

The aggregate intrinsic value of options exercised during the six months ended September 30, 2024 was $1.4 million.

13.    Income Taxes

Numerous countries have agreed to a statement in support of the Organization for Economic Cooperation and Development ("OECD") model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed upon global minimum tax effective in 2024. This legislation has not and is not expected to have a material impact on our Consolidated Financial Statements. Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 24.1% and 23.9% for the three months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to the impact of discrete items primarily pertaining to state tax changes and stock-based compensation. The effective tax rates used in the calculation of income taxes were 20.5% and 23.2% for the six months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the six months ended September 30, 2024 compared to the six months ended September 30, 2023 was due to discrete items primarily pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.

14.    Commitments and Contingencies

We are involved from time to time in legal matters and other claims incidental to our business.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability and amount of a potential loss.  These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a contingency accrual should be established or if any existing contingency accrual should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded contingency accrual.  In addition, because it is not permissible under GAAP to establish a litigation contingency accrual until the loss is both probable and estimable, in some cases there may be insufficient time to establish a contingency accrual prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).  We believe the reasonably possible losses from resolution of routine legal matters and other claims incidental to our business will not have a material effect on our financial statements.

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and six months ended September 30, 2024, approximately 37% and 38%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2023, approximately 39% and 40%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 19% and 20%, respectively, of our gross revenues for the three and six months ended September 30, 2024. Walmart accounted for approximately 19% and 20%, respectively, of our gross revenues for the three and six months ended September 30, 2023. Amazon accounted for approximately 12% and 13%, respectively, of gross revenues for the three and six months ended September 30, 2024. In both the three and six months ended September 30, 2023, Amazon accounted for approximately 10% of gross revenues.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate a manufacturing facility in Lynchburg, Virginia, which manufactures certain of our Fleet, Monistat and Summer's Eve products, and a manufacturing facility in Victoria, Australia, which manufactures some of our Hydralyte products. A natural disaster, such as tornado, earthquake, flood, or fire, at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2024, we had relationships with 107 third-party manufacturers.  Of those, we had long-term contracts with 28 manufacturers that produced items that accounted for approximately 76% of gross sales for the six months ended September 30, 2024. At September 30, 2023, we had relationships with 128 third-party manufacturers.  Of those, we had long-term contracts with 28 manufacturers that produced items that accounted for approximately 75% of gross sales for the six months ended September 30, 2023. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues for the six months ended September 30, 2024 and 2023. This manufacturer accounted for approximately 22% of our gross revenues for the six months ended September 30, 2024, and approximately 21% of our gross revenues for the six months ended September 30, 2023, while we accounted for a significant portion of their gross revenues over both time periods. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

16.    Business Segments

Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and marketing expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$239,811	$43,974	$283,785
Cost of sales	107,782	18,621	126,403
Gross profit	132,029	25,353	157,382
Advertising and marketing	34,889	6,520	41,409
Contribution margin	$97,140	$18,833	$115,973
Other operating expenses			31,634
Operating income			$84,339
* Intersegment revenues of $0.9 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	472,127	$78,800	$550,927
Cost of sales	213,341	34,182	247,523
Gross profit	258,786	44,618	303,404
Advertising and marketing	68,642	12,132	80,774
Contribution margin	$190,144	$32,486	$222,630
Other operating expenses			66,245
Operating income			$156,385
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$244,423	$41,893	$286,316
Cost of sales	107,466	18,830	126,296
Gross profit	136,957	23,063	160,020
Advertising and marketing	35,389	4,713	40,102
Contribution margin	$101,568	$18,350	$119,918
Other operating expenses			31,668
Operating income			$88,250
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$490,566	$75,059	$565,625
Cost of sales	217,542	33,390	250,932
Gross profit	273,024	41,669	314,693
Advertising and marketing	66,790	9,543	76,333
Contribution margin	$206,234	$32,126	$238,360
Other operating expenses			64,916
Operating income			$173,444
* Intersegment revenues of $2.0 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,147	$1,075	$28,222
Cough & Cold	23,054	6,221	29,275
Women's Health	54,309	6,038	60,347
Gastrointestinal	41,911	18,150	60,061
Eye & Ear Care	36,140	6,646	42,786
Dermatologicals	33,640	2,215	35,855
Oral Care	20,698	3,385	24,083
Other OTC	2,912	244	3,156
Total segment revenues	$239,811	$43,974	$283,785

	Six Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$54,158	$2,357	$56,515
Cough & Cold	38,015	11,957	49,972
Women's Health	104,804	10,121	114,925
Gastrointestinal	86,198	31,878	118,076
Eye & Ear Care	79,459	11,457	90,916
Dermatologicals	65,243	3,967	69,210
Oral Care	38,372	6,485	44,857
Other OTC	5,878	578	6,456
Total segment revenues	$472,127	$78,800	$550,927

	Three Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,976	$1,386	$31,362
Cough & Cold	25,970	7,263	33,233
Women's Health	55,000	7,072	62,072
Gastrointestinal	38,703	14,061	52,764
Eye & Ear Care	39,745	7,125	46,870
Dermatologicals	33,018	1,469	34,487
Oral Care	19,312	3,469	22,781
Other OTC	2,699	48	2,747
Total segment revenues	$244,423	$41,893	$286,316

	Six Months Ended September 30, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$57,158	$2,228	$59,386
Cough & Cold	46,344	13,315	59,659
Women's Health	109,955	12,028	121,983
Gastrointestinal	83,384	26,971	110,355
Eye & Ear Care	79,216	11,146	90,362
Dermatologicals	67,696	2,807	70,503
Oral Care	41,038	6,491	47,529
Other OTC	5,775	73	5,848
Total segment revenues	$490,566	$75,059	$565,625

17.    Subsequent Event

Logistics Provider Agreement
On October 1, 2024, we entered into amendments extending the Master Logistics Services Agreement with GEODIS Logistics LLC ("GEODIS") as our third-party logistics provider. Under this agreement, we have extended our May 2019 agreement that authorized GEODIS to lease a facility and equipment for an additional 65 month term. The lease and non-lease components will be recorded in our third quarter fiscal year 2025 financial statements.

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, changes in interest rates, a high inflationary environment and geopolitical events. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and instability, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Global Minimum Tax

Numerous countries have agreed to a statement in support of the Organization for Economic Cooperation and Development ("OECD") model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed upon global minimum tax effective in 2024. This legislation has not and is not expected to have a material impact on our Consolidated Financial Statements. As legislation becomes effective in more countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We continue to monitor pending legislation and implementation by countries and to evaluate the potential impact on our business in future periods.

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2024	%	2023	%	Amount	%
North American OTC Healthcare
Analgesics	$27,147	9.6	$29,976	10.5	$(2,829)	(9.4)
Cough & Cold	23,054	8.1	25,970	9.1	(2,916)	(11.2)
Women's Health	54,309	19.1	55,000	19.3	(691)	(1.3)
Gastrointestinal	41,911	14.8	38,703	13.5	3,208	8.3
Eye & Ear Care	36,140	12.7	39,745	13.9	(3,605)	(9.1)
Dermatologicals	33,640	11.9	33,018	11.5	622	1.9
Oral Care	20,698	7.3	19,312	6.7	1,386	7.2
Other OTC	2,912	1.0	2,699	0.9	213	7.9
Total North American OTC Healthcare	239,811	84.5	244,423	85.4	(4,612)	(1.9)

International OTC Healthcare
Analgesics	$1,075	0.4	$1,386	0.5	(311)	(22.4)
Cough & Cold	6,221	2.2	7,263	2.5	(1,042)	(14.3)
Women's Health	6,038	2.1	7,072	2.5	(1,034)	(14.6)
Gastrointestinal	18,150	6.4	14,061	4.9	4,089	29.1
Eye & Ear Care	6,646	2.3	7,125	2.5	(479)	(6.7)
Dermatologicals	2,215	0.8	1,469	0.5	746	50.8
Oral Care	3,385	1.2	3,469	1.2	(84)	(2.4)
Other OTC	244	0.1	48	—	196	408.3
Total International OTC Healthcare	43,974	15.5	41,893	14.6	2,081	5.0

Total Consolidated	$283,785	100.0	$286,316	100.0	$(2,531)	(0.9)

Total revenues for the three months ended September 30, 2024 were $283.8 million, a decrease of $2.5 million, or 0.9%, versus the three months ended September 30, 2023.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $4.6 million, or 1.9%, during the three months ended September 30, 2024 versus the three months ended September 30, 2023. The $4.6 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care, Cough & Cold, and Analgesics categories, partly offset by an increase in sales in the Gastrointestinal category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $2.1 million, or 5.0%, during the three months ended September 30, 2024 versus the three months ended September 30, 2023. The $2.1 million increase was primarily attributable to an increase in sales in the Gastrointestinal category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2024	%	2023	%	Amount	%
North American OTC Healthcare	$132,029	55.1	$136,957	56.0	$(4,928)	(3.6)
International OTC Healthcare	25,353	57.7	23,063	55.1	2,290	9.9
	$157,382	55.5	$160,020	55.9	$(2,638)	(1.6)

Gross profit for the three months ended September 30, 2024 decreased $2.6 million, or 1.6%, when compared with the three months ended September 30, 2023.  As a percentage of total revenues, gross profit decreased to 55.5% during the three months ended September 30, 2024 from 55.9% during the three months ended September 30, 2023, primarily due to the decrease in revenue and increased supply chain costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $4.9 million, or 3.6%, during the three months ended September 30, 2024 versus the three months ended September 30, 2023. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 55.1% during the three months ended September 30, 2024 from 56.0% during the three months ended September 30, 2023, primarily due to the decrease in revenue and increased supply chain costs, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.3 million, or 9.9%, during the three months ended September 30, 2024 versus the three months ended September 30, 2023. As a percentage of International OTC Healthcare revenues, gross profit increased to 57.7% during the three months ended September 30, 2024 from 55.1% during the three months ended September 30, 2023, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2024	%	2023	%	Amount	%
North American OTC Healthcare	$97,140	40.5	$101,568	41.6	$(4,428)	(4.4)
International OTC Healthcare	18,833	42.8	18,350	43.8	483	2.6
	$115,973	40.9	$119,918	41.9	$(3,945)	(3.3)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $4.4 million, or 4.4%, during the three months ended September 30, 2024 versus the three months ended September 30, 2023. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 40.5% during the three months ended September 30, 2024 from 41.6% during the three months ended September 30, 2023. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.5 million, or 2.6%, during the three months ended September 30, 2024 versus the three months ended September 30, 2023. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 42.8% during the three months ended September 30, 2024 from 43.8% during the three months ended September 30, 2023. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing spend during the quarter.

General and Administrative
General and administrative expenses were $26.1 million for the three months ended September 30, 2024 and $26.0 million for the three months ended September 30, 2023.

Depreciation and Amortization
Depreciation and amortization expenses were $5.6 million for the three months ended September 30, 2024 and $5.7 million for the three months ended September 30, 2023.

Interest Expense, Net
Interest expense, net was $12.3 million during the three months ended September 30, 2024 versus $17.6 million during the three months ended September 30, 2023. The average indebtedness decreased to $1.1 billion during the three months ended September 30, 2024 from $1.3 billion during the three months ended September 30, 2023. The average cost of borrowing decreased to 4.7% for the three months ended September 30, 2024 from 5.5% for the three months ended September 30, 2023.

Income Taxes
The provision for income taxes during the three months ended September 30, 2024 was $17.3 million versus $16.9 million during the three months ended September 30, 2023.  The effective tax rate during the three months ended September 30, 2024 was 24.1% versus 23.9% during the three months ended September 30, 2023. The increase in the effective tax rate for the three months ended September 30, 2024 was due to the impact of discrete items primarily pertaining to state tax changes and stock-based compensation.

Results of Operations

Six Months Ended September 30, 2024 compared to the Six Months Ended September 30, 2023

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2024 and 2023.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2024	%	2023	%	Amount	%
North American OTC Healthcare
Analgesics	$54,158	9.8	$57,158	10.1	$(3,000)	(5.2)
Cough & Cold	38,015	6.9	46,344	8.2	(8,329)	(18.0)
Women's Health	104,804	19.1	109,955	19.4	(5,151)	(4.7)
Gastrointestinal	86,198	15.6	83,384	14.7	2,814	3.4
Eye & Ear Care	79,459	14.4	79,216	14.0	243	0.3
Dermatologicals	65,243	11.8	67,696	12.0	(2,453)	(3.6)
Oral Care	38,372	7.0	41,038	7.3	(2,666)	(6.5)
Other OTC	5,878	1.1	5,775	1.0	103	1.8
Total North American OTC Healthcare	472,127	85.7	490,566	86.7	(18,439)	(3.8)

International OTC Healthcare
Analgesics	$2,357	0.4	$2,228	0.4	129	5.8
Cough & Cold	11,957	2.2	13,315	2.4	(1,358)	(10.2)
Women's Health	10,121	1.8	12,028	2.1	(1,907)	(15.9)
Gastrointestinal	31,878	5.8	26,971	4.8	4,907	18.2
Eye & Ear Care	11,457	2.1	11,146	2.0	311	2.8
Dermatologicals	3,967	0.7	2,807	0.5	1,160	41.3
Oral Care	6,485	1.2	6,491	1.1	(6)	(0.1)
Other OTC	578	0.1	73	—	505	691.8
Total International OTC Healthcare	78,800	14.3	75,059	13.3	3,741	5.0

Total Consolidated	$550,927	100.0	$565,625	100.0	$(14,698)	(2.6)

Total revenues for the six months ended September 30, 2024 were $550.9 million, a decrease of $14.7 million, or 2.6%, versus the six months ended September 30, 2023.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $18.4 million, or 3.8%, during the six months ended September 30, 2024 versus the six months ended September 30, 2023. The $18.4 million decrease was primarily attributable to a decrease in sales in the Cough & Cold, Women's Health, and Analgesics categories, partly offset by an increase in sales in the Gastrointestinal category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $3.7 million, or 5.0%, during the six months ended September 30, 2024 versus the six months ended September 30, 2023. The $3.7 million increase was mainly attributable to an increase in sales in the Gastrointestinal category, partly offset by a decrease in sales in the Women's Health and Cough & Cold categories.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2024	%	2023	%	Amount	%
North American OTC Healthcare	$258,786	54.8	$273,024	55.7	$(14,238)	(5.2)
International OTC Healthcare	44,618	56.6	41,669	55.5	2,949	7.1
	$303,404	55.1	$314,693	55.6	$(11,289)	(3.6)

Gross profit for the six months ended September 30, 2024 decreased $11.3 million, or 3.6%, when compared with the six months ended September 30, 2023.  As a percentage of total revenues, gross profit decreased to 55.1% during the six months ended September 30, 2024 from 55.6% during the six months ended September 30, 2023, primarily due to the decrease in revenue and increased supply chain costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $14.2 million, or 5.2%, during the six months ended September 30, 2024 versus the six months ended September 30, 2023. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 54.8% during the six months ended September 30, 2024 from 55.7% during the six months ended September 30, 2023, primarily due to the decrease in revenue and increased supply chain costs, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.9 million, or 7.1%, during the six months ended September 30, 2024 versus the six months ended September 30, 2023. As a percentage of International OTC Healthcare revenues, gross profit increased to 56.6% during the six months ended September 30, 2024 from 55.5% during the six months ended September 30, 2023, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2024	%	2023	%	Amount	%
North American OTC Healthcare	$190,144	40.3	$206,234	42.0	$(16,090)	(7.8)
International OTC Healthcare	32,486	41.2	32,126	42.8	360	1.1
	$222,630	40.4	$238,360	42.1	$(15,730)	(6.6)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the six months ended September 30, 2024 decreased $16.1 million, or 7.8%, when compared with the six months ended September 30, 2023. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 40.3% during the six months ended September 30, 2024 from 42.0% during the six months ended September 30, 2023, primarily due to the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.4 million, or 1.1%, during the six months ended September 30, 2024 versus the six months ended September 30, 2023. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 41.2% during the six months ended September 30, 2024 from 42.8% during the six months ended September 30, 2023. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing spend during the six months ended September 30, 2024.

General and Administrative
General and administrative expenses were $55.0 million for the six months ended September 30, 2024 and $53.7 million for the six months ended September 30, 2023. General and administrative expenses increased $1.3 million due to an increase in professional fees.

Depreciation and Amortization
Depreciation and amortization expenses were $11.3 million for the six months ended September 30, 2024 and $11.2 million for the six months ended September 30, 2023.

Interest Expense, Net
Interest expense, net was $25.4 million during the six months ended September 30, 2024 versus $35.3 million during the six months ended September 30, 2023. The average indebtedness decreased to $1.1 billion during the six months ended September 30, 2024 from $1.3 billion during the six months ended September 30, 2023. The average cost of borrowing decreased to 4.8% for the six months ended September 30, 2024 compared to 5.4% for the six months ended September 30, 2023.

Income Taxes
The provision for income taxes during the six months ended September 30, 2024 was $26.6 million versus $32.3 million during the six months ended September 30, 2023.  The effective tax rate during the six months ended September 30, 2024 was 20.5% versus 23.2% during the six months ended September 30, 2023. The decrease in the effective tax rate for the six months ended September 30, 2024 compared to the six months ended September 30, 2023 was due to discrete items primarily pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.
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

As of September 30, 2024, we had cash and cash equivalents of $51.5 million, an increase of $5.1 million from March 31, 2024. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2024	2023	$ Change
Cash provided by (used in):
Operating Activities	$124,576	$110,547	$14,029
Investing Activities	(4,157)	(611)	(3,546)
Financing Activities	(116,722)	(107,728)	(8,994)
Effects of exchange rate changes on cash and cash equivalents	1,374	(630)	2,004
Net change in cash and cash equivalents	$5,071	$1,578	$3,493

Operating Activities
Net cash provided by operating activities was $124.6 million for the six months ended September 30, 2024, compared to $110.5 million for the six months ended September 30, 2023. The $14.0 million increase was due to decreased working capital, partly offset by a decrease in net income before non-cash items.

Investing Activities
Net cash used in investing activities was $4.2 million for the six months ended September 30, 2024, compared to $0.6 million for the six months ended September 30, 2023. The increase in cash used for investing activities of $3.5 million was primarily attributable to changes in a short term loan receivable, partly offset by a decrease in capital expenditures.

Financing Activities
Net cash used in financing activities was $116.7 million for the six months ended September 30, 2024, compared to $107.7 million for the six months ended September 30, 2023. The $9.0 million increase was primarily due to an increase in the purchase of shares of our common stock of $12.8 million and a decrease in the proceeds from the exercise of stock options of $5.6 million, partly offset by a decrease in term loan repayments of $10.0 million.

Capital Resources

As of September 30, 2024, we had an aggregate of $1.1 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and
•$60.0 million of borrowings under the Term B-5 Loans under our term loan originally entered into on January 31, 2012 (the "2012 Term Loan”) due July 1, 2028.

As of September 30, 2024, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $173.9 million.

Since we have made optional payments that exceed all of our required quarterly payments, we will not be required to make another payment on the 2012 Term Loan until maturity.
Maturities:

(In thousands)
Year Ending March 31,	Amount
2025 (remaining six months ending March 31, 2025)	$—
2026	—
2027	—
2028	400,000
2029	60,000
Thereafter	600,000
$1,060,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain leverage, interest coverage and fixed charge ratios.  The credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a leverage ratio of less than 6.50 to 1.0 for the quarter ended September 30, 2024 and thereafter (defined as, with certain adjustments, the ratio of our consolidated total net debt as of the last day of the fiscal quarter to our trailing twelve month consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”));

•Have an interest coverage ratio of greater than 2.25 to 1.0 for the quarter ended September 30, 2024 and thereafter (defined as, with certain adjustments, the ratio of our consolidated EBITDA to our trailing twelve month consolidated cash interest expense); and

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2024 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At September 30, 2024, we were in compliance with the applicable financial and restrictive covenants under the 2012 Term Loan and the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes.

Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.  There were no material changes to our critical accounting policies during the six months ended September 30, 2024.

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
•Actions of government agencies in connection with our and our suppliers’ manufacturing plants, products, advertising or regulatory matters;
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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our 2012 Term Loan and 2012 ABL Revolver are variable rate debt. At September 30, 2024, approximately $60.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable rate debt would have had an adverse impact on both pre-tax income and cash flows for the three and six months ended September 30, 2024 of approximately $0.2 million and $0.5 million, respectively.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2024, approximately 15.3% and 14.5%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2023, approximately 13.5% and 12.7%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2024 and 2023. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $2.2 million for the three months ended September 30, 2024 and approximately $4.1 million for the six months ended September 30, 2024. It represented a less than 5.0% impact on pre-tax income of approximately $2.4 million for the three months ended September 30, 2023 and $4.1 million for the six months ended September 30, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2024.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	—	$—	—	$—
August 1 to August 31, 2024	47,201	$69.76	46,750	$270,763
September 1 to September 30, 2024	117,983	$72.53	117,983	$262,206
Total	165,184	$71.74	164,733
(a) The majority of these shares (164,733 shares) were made pursuant to our share repurchase program, which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock. The remaining repurchases (451 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

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
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024. *

3.2
Amended and Restated Bylaws of Prestige Consumer Healthcare Inc., as amended, effective October 29, 2018 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019).*

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	GEODIS Master Logistics Services Amendment 1 to Statement of Work No. 1, dated August 10, 2021, by and between Prestige Brands Inc. and GEODIS Logistics LLC.†

10.2	GEODIS Master Logistics Services Amendment 2 to Statement of Work No. 1, dated September 27, 2021, by and between Prestige Brands Inc. and GEODIS Logistics LLC.†

10.3	GEODIS Master Logistics Services Amendment 3 to Statement of Work No. 1, effective as of October 1, 2024, by and between Prestige Brands Inc. and GEODIS Logistics LLC.†

*	Incorporated herein by reference.
†	Certain confidential portions have been omitted.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 7, 2024	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)