Form 10-Q
period 2024-12-31
Prestige Consumer Healthcare Inc.
filed 2025-02-06
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
Yes ☐ No ☒
As of January 31, 2025, there were 49,537,839 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues
Net sales	$290,002	$282,715	$840,385	$848,321
Other revenues	315	26	859	45
Total revenues	290,317	282,741	841,244	848,366

Cost of Sales
Cost of sales excluding depreciation	127,360	122,794	370,098	369,772
Cost of sales depreciation	1,908	2,009	6,693	5,963
Cost of sales	129,268	124,803	376,791	375,735
Gross profit	161,049	157,938	464,453	472,631

Operating Expenses
Advertising and marketing	37,945	39,466	118,719	115,799
General and administrative	26,182	26,003	81,159	79,687
Depreciation and amortization	4,960	5,637	16,228	16,869
Total operating expenses	69,087	71,106	216,106	212,355
Operating income	91,962	86,832	248,347	260,276

Other expense
Interest expense, net	11,455	16,575	36,873	51,900
Other expense (income), net	353	682	1,244	(327)
Total other expense, net	11,808	17,257	38,117	51,573
Income before income taxes	80,154	69,575	210,230	208,703
Provision for income taxes	19,122	16,529	45,753	48,822
Net income	$61,032	$53,046	$164,477	$159,881

Earnings per share:
Basic	$1.23	$1.07	$3.31	$3.21
Diluted	$1.22	$1.06	$3.28	$3.19

Weighted average shares outstanding:
Basic	49,597	49,740	49,711	49,731
Diluted	49,993	50,125	50,085	50,134

Comprehensive income, net of tax:
Currency translation adjustments	(13,628)	7,465	(5,669)	3,035
Total other comprehensive (loss) income	(13,628)	7,465	(5,669)	3,035
Comprehensive income	$47,404	$60,511	$158,808	$162,916
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2024	March 31, 2024

Assets
Current assets
Cash and cash equivalents	$50,874	$46,469
Accounts receivable, net of allowance of $16,667 and $16,377, respectively	167,274	176,775
Inventories	151,516	138,717
Prepaid expenses and other current assets	7,500	13,082
Total current assets	377,164	375,043

Property, plant and equipment, net	73,524	76,507
Operating lease right-of-use assets	29,658	11,285
Finance lease right-of-use assets, net	4,943	1,541
Goodwill	527,219	527,733
Intangible assets, net	2,310,650	2,320,583
Other long-term assets	6,339	5,725
Total Assets	$3,329,497	$3,318,417

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	19,506	38,979
Accrued interest payable	15,206	15,763
Operating lease liabilities, current portion	6,018	4,658
Finance lease liabilities, current portion	900	1,494
Other accrued liabilities	60,915	56,154
Total current liabilities	102,545	117,048

Long-term debt, net	991,969	1,125,804
Deferred income tax liabilities	413,276	403,596
Long-term operating lease liabilities, net of current portion	24,168	7,528
Long-term finance lease liabilities, net of current portion	4,077	172
Other long-term liabilities	5,029	9,185
Total Liabilities	1,541,064	1,663,333

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 55,939 shares at December 31, 2024 and 55,501 shares at March 31, 2024	559	555
Additional paid-in capital	588,207	567,448
Treasury stock, at cost - 6,363 shares at December 31, 2024 and 5,680 shares at March 31, 2024	(265,843)	(219,621)
Accumulated other comprehensive loss, net of tax	(40,164)	(34,495)
Retained earnings	1,505,674	1,341,197
Total Stockholders' Equity	1,788,433	1,655,084
Total Liabilities and Stockholders' Equity	$3,329,497	$3,318,417
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2024	55,769	$557	$576,596	6,329	$(263,498)	$(26,536)	$1,444,642	$1,731,761
Stock-based compensation	—	—	2,865	—	—	—	—	2,865
Exercise of stock options	170	2	8,746	—	—	—	—	8,748
Issuance of shares related to restricted stock	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	34	(2,345)	—	—	(2,345)
Net income	—	—	—	—	—	—	61,032	61,032
Comprehensive loss	—	—	—	—	—	(13,628)	—	(13,628)
Balances at December 31, 2024	55,939	$559	$588,207	6,363	$(265,843)	$(40,164)	$1,505,674	$1,788,433

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2023	55,291	$552	$552,369	5,680	$(219,661)	$(35,994)	$1,238,693	$1,535,959
Stock-based compensation	—	—	2,449	—	—	—	—	2,449
Exercise of stock options	38	1	1,634	—	—	—	—	1,635
Treasury share repurchases	—	—	—	—	23	—	—	23
Net income	—	—	—	—	—	—	53,046	53,046
Comprehensive income	—	—	—	—	—	7,465	—	7,465
Balances at December 31, 2023	55,329	$553	$556,452	5,680	$(219,638)	$(28,529)	$1,291,739	$1,600,577

	Nine Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084
Stock-based compensation	—	—	8,424	—	—	—	—	8,424
Exercise of stock options	243	3	12,337	—	—	—	—	12,340
Issuance of shares related to restricted stock	195	1	(2)	—	—	—	—	(1)
Treasury share repurchases	—	—	—	683	(46,222)	—	—	(46,222)
Net income	—	—	—	—	—	—	164,477	164,477
Comprehensive loss	—	—	—	—	—	(5,669)	—	(5,669)
Balances at December 31, 2024	55,939	$559	$588,207	6,363	$(265,843)	$(40,164)	$1,505,674	$1,788,433

	Nine Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084
Stock-based compensation	—	—	10,283	—	—	—	—	10,283
Exercise of stock options	269	3	10,815	—	—	—	—	10,818
Issuance of shares related to restricted stock	203	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,524)	—	—	(30,524)
Net income	—	—	—	—	—	—	159,881	159,881
Comprehensive income	—	—	—	—	—	3,035	—	3,035
Balances at December 31, 2023	55,329	$553	$556,452	5,680	$(219,638)	$(28,529)	$1,291,739	$1,600,577
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2024	2023
Operating Activities
Net income	$164,477	$159,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,921	22,832
Loss on disposal of property and equipment	83	231
Deferred and other income taxes	7,278	14,892
Amortization of debt origination costs	1,316	3,726
Stock-based compensation costs	8,424	10,283
Non-cash operating lease cost	5,322	4,494
Changes in operating assets and liabilities:
Accounts receivable	8,874	(7,017)
Inventories	(13,385)	13,790
Prepaid expenses and other current assets	5,558	(2,605)
Accounts payable	(18,851)	(23,964)
Accrued liabilities	4,359	(7,732)
Operating lease liabilities	(5,721)	(5,259)
Other	(988)	(1,533)
Net cash provided by operating activities	189,667	182,019

Investing Activities
Purchases of property, plant and equipment	(4,745)	(6,407)
Acquisition and other	(9,228)	1,300
Net cash used in investing activities	(13,973)	(5,107)

Financing Activities
Term loan repayments	(135,000)	(150,000)
Payments of debt costs	—	(769)
Payments of finance leases	(1,899)	(2,112)
Proceeds from exercise of stock options	12,340	10,818
Fair value of shares surrendered as payment of tax withholding	(5,832)	(5,508)
Repurchase of common stock	(40,196)	(25,000)
Net cash used in financing activities	(170,587)	(172,571)

Effects of exchange rate changes on cash and cash equivalents	(702)	785
Increase in cash and cash equivalents	4,405	5,126
Cash and cash equivalents - beginning of period	46,469	58,489
Cash and cash equivalents - end of period	$50,874	$63,615

Interest paid	$37,427	$49,666
Income taxes paid	$33,512	$38,606

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events and evolving U.S. and international tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations, and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and trade actions/disputes, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2025) mean our fiscal year ending or ended on March 31st of that year. Operating results for the nine months ended December 31, 2024 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2025.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40):

Disaggregation of Income Statement Expenses. This ASU requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Required disclosures include, among other things, the amount of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, entities will be required to disclose the total amount of selling expenses and, in annual reporting periods, their definition of selling expenses. This ASU is effective for entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that this ASU may have on our Consolidated Financial Statement disclosures.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2024	March 31, 2024
Components of Inventories
Packaging and raw materials	$19,437	$19,210
Work in process	3,042	636
Finished goods	129,037	118,871
Inventories	$151,516	$138,717

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.2 million at December 31, 2024 and $4.7 million at March 31, 2024 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2024
Goodwill	$711,452	$30,384	$741,836
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2024	498,936	28,797	527,733
Adjustment related to acquisition	—	309	309
Effects of foreign currency exchange rates	—	(823)	(823)
Balance - December 31, 2024
Goodwill	711,452	29,870	741,322
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - December 31, 2024	$498,936	$28,283	$527,219

At February 29, 2024, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and, accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of December 31, 2024, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2024	$2,167,162	$411,258	$2,578,420
Additions (a)	6,850	1,400	8,250
Effects of foreign currency exchange rates	(3,511)	(911)	(4,422)
Balance — December 31, 2024	$2,170,501	$411,747	$2,582,248

Accumulated Amortization
Balance — March 31, 2024	$—	$257,837	$257,837
Additions	—	13,975	13,975
Effects of foreign currency exchange rates	—	(214)	(214)
Balance — December 31, 2024	$—	$271,598	$271,598

Intangible assets, net - December 31, 2024	$2,170,501	$140,149	$2,310,650
(a) Amounts relate to our acquisition of Hydralyte intellectual property on October 1, 2024, giving us rights to the Hydralyte intellectual property in all remaining jurisdictions with the exception of the United States.

Amortization expense was $4.2 million and $14.0 million for the three and nine months ended December 31, 2024, respectively, and $4.9 million and $14.8 million for the three and nine months ended December 31, 2023, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2025 (remaining three months ended March 31, 2025)	$4,201
2026	16,213
2027	14,621
2028	12,286
2029	12,286
Thereafter	80,542
$140,149

At February 29, 2024, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all intangible assets and, accordingly, no impairment charge was taken. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, or supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of December 31, 2024, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and nine months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$240	$665	$1,569	$1,994
Interest on lease liabilities	82	20	94	74
Operating lease cost	1,986	1,624	5,395	4,872
Short term lease cost	38	34	101	101
Variable lease cost	15,120	14,488	47,668	47,885
Total net lease cost	$17,466	$16,831	$54,827	$54,926

As of December 31, 2024, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2025 (remaining three months ending March 31, 2025)	$1,909	$303	$2,212
2026	7,592	1,211	8,803
2027	7,237	1,211	8,448
2028	6,835	1,211	8,046
2029	5,554	1,205	6,759
Thereafter	6,300	701	7,001
Total undiscounted lease payments	35,427	5,842	41,269
Less amount of lease payments representing interest	(5,241)	(865)	(6,106)
Total present value of lease payments	$30,186	$4,977	$35,163

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2024
Weighted average remaining lease term (years)
Operating leases	4.97
Finance leases	4.88
Weighted average discount rate
Operating leases	6.53%
Finance leases	6.93%

On October 1, 2024, we entered into Amendments 3 and 4 extending the Master Logistics Services Agreement with GEODIS Logistics LLC ("GEODIS") as our third-party logistics provider. Under this agreement, we have extended our May 2019 agreement that authorized GEODIS to lease a facility and equipment for an additional 65 month term. The lease and non-lease components were recorded in our third quarter fiscal year 2025 financial statements. The right-of-use ("ROU") asset and operating lease liability at lease commencement was $23.0 million. The GEODIS amendments also included a new finance lease and the renewal of previous finance leases for assets purchased by GEODIS for our use under the Master Logistics Agreement. The ROU asset and finance lease liability at lease commencement date was $4.7 million.

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2024	March 31, 2024
Accrued marketing costs	$26,364	$24,053
Accrued compensation costs	11,300	12,221
Accrued broker commissions	1,881	1,309
Income taxes payable	436	2,569
Accrued professional fees	8,041	5,046
Accrued production costs	6,707	4,166
Other accrued liabilities	6,186	6,790
	$60,915	$56,154

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2024	March 31, 2024
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at SOFR plus a margin of 2.00% plus a credit spread adjustment, due on July 1, 2028.	—	135,000
Long-term debt	1,000,000	1,135,000
Less: unamortized debt costs	(8,031)	(9,196)
Long-term debt, net	$991,969	$1,125,804

At December 31, 2024, we had no balance outstanding on the asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver") and a borrowing capacity of $163.8 million.

During the three months ended December 31, 2024, we repaid the balance of our 2012 Term B-5 Loans under the term loan due 2028 originally entered into on January 31, 2012 (the "2012 B-5 Term Loan").

As of December 31, 2024, aggregate future principal payments required in accordance with the terms of the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2025 (remaining three months ending March 31, 2025)	$—
2026	—
2027	—
2028	400,000
2029	—
Thereafter	600,000
$1,000,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, and the 2012 Term B-5 Loans are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at December 31, 2024 and March 31, 2024.

	December 31, 2024		March 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	389,500	400,000	389,000
2021 Senior Notes	600,000	526,500	600,000	522,750
2012 Term B-5 Loans	—	—	135,000	135,506

At December 31, 2024 and March 31, 2024, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2024.

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

During the three and nine months ended December 31, 2024 and 2023, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	—	—	83,124	88,953
Average price per share	—	$—	$70.16	$61.92
Total amount repurchased	—	$—	$5.8 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	34,104	—	599,948	426,479
Average price per share	$70.43	$—	$67.00	$58.62
Total amount repurchased	$2.4 million	$—	$40.2 million	$25.0 million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2024 and March 31, 2024:

(In thousands)	December 31, 2024	March 31, 2024
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(40,889)	$(35,220)
Unrecognized net gain on pension plans, net of tax of $(217) and $(217), respectively	725	725
Accumulated other comprehensive loss, net of tax	$(40,164)	$(34,495)

As of December 31, 2024 and March 31, 2024, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income	$61,032	$53,046	$164,477	$159,881

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,597	49,740	49,711	49,731
Dilutive effect of unvested restricted stock units and options issued to employees and directors	396	385	374	403
Denominator for diluted earnings per share	49,993	50,125	50,085	50,134

Earnings per Common Share:
Basic earnings per share	$1.23	$1.07	$3.31	$3.21

Diluted earnings per share	$1.22	$1.06	$3.28	$3.19

For the three months ended December 31, 2024 and 2023, there were 0.1 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2024 and 2023, there were 0.2 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

On January 6, 2025, we announced that Christine Sacco, our Chief Financial Officer, has also been appointed Chief Operating Officer, effective that same day. In connection with Ms. Sacco's appointment as Chief Operating Officer, the Company granted Ms. Sacco 21,136 RSUs, which vest in their entirety on the four-year anniversary of the date of grant, subject to Ms. Sacco's continued employment. Upon vesting, the units will be settled in shares of our common stock.

At December 31, 2024, there were 1.6 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Pre-tax stock-based compensation costs charged against income	$2,865	$2,449	$8,424	$10,283
Income tax benefit recognized on compensation costs	$356	$241	$1,085	$910
Total fair value of options and RSUs vested during the period	$—	$—	$12,185	$12,213
Cash received from the exercise of stock options	$8,748	$1,635	$12,340	$10,818
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$319	$351	$1,361	$1,490

At December 31, 2024, there were $3.2 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.9 years. At December 31, 2024, there were $12.2 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.9 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2023
Unvested at March 31, 2023	409.0	$47.17
Granted	157.1	62.06
Incremental performance shares	41.4	—
Vested	(205.0)	43.17
Forfeited	(10.6)	52.68
Unvested at December 31, 2023	391.9	54.43
Vested at December 31, 2023	110.2	38.77

Nine Months Ended December 31, 2024
Unvested at March 31, 2024	391.9	$54.43
Granted	145.7	69.70
Incremental performance shares	41.1	—
Vested	(192.7)	47.60
Forfeited	(4.9)	59.31
Unvested at December 31, 2024	381.1	62.57
Vested at December 31, 2024	108.5	40.87
Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Nine Months Ended December 31,
	2024	2023
Expected volatility	30.4% - 30.8%	30.2% - 31.6%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.5%	3.6% to 4.1%
Weighted average grant date fair value of options granted	$27.97	$23.79

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2023
Outstanding at March 31, 2023	1,081.0	$43.96
Granted	131.1	61.81
Exercised	(268.9)	40.23
Forfeited	(41.0)	54.15
Expired	(2.8)	54.47
Outstanding at December 31, 2023	899.4	47.18	6.2	$12,703
Vested at December 31, 2023	606.2	43.23	5.0	$10,903

Nine Months Ended December 31, 2024
Outstanding at March 31, 2024	728.0	$48.30
Granted	109.7	69.94
Exercised	(243.9)	50.59
Forfeited	(15.6)	60.87
Outstanding at December 31, 2024	578.2	51.10	6.8	$15,608
Vested at December 31, 2024	349.9	42.65	5.7	$12,399

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2024 was $6.6 million.

13.    Income Taxes

Numerous countries have agreed to a statement in support of the Organization for Economic Cooperation and Development ("OECD") model rules that propose a global minimum tax rate of 15%. Certain countries have enacted legislation incorporating the agreed upon global minimum tax effective in 2024. This legislation has not and is not expected to have a material impact on our Consolidated Financial Statements. Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.9% and 23.8% for the three months ended December 31, 2024 and 2023, respectively. The effective tax rates used in the calculation of income taxes were 21.8% and 23.4% for the nine months ended December 31, 2024 and 2023, respectively. The decrease in the effective tax rate for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 was due to discrete items primarily pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.

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

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During the three and nine months ended December 31, 2024, approximately 38% and 37%, respectively, of our gross revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2023, approximately 37% and 38%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 20% of our gross revenues for the three and nine months ended December 31, 2024. Walmart accounted for approximately 19% and 20%, respectively, of our gross revenues for the three and nine months ended December 31, 2023. Amazon accounted for approximately 12% of gross revenues for the three and nine months ended December 31, 2024. Amazon accounted for approximately 11% and 10%, respectively, of gross revenues for the three and nine months ended December 31, 2023.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate a manufacturing facility in Lynchburg, Virginia, which manufactures certain of our Fleet, Monistat, Summer's Eve and Debrox products, and a manufacturing facility in Victoria, Australia, which manufactures some of our Hydralyte and Fess products. A natural disaster, such as tornado, earthquake, flood, or fire, at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2024, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 73% of gross sales for the nine months ended December 31, 2024. At December 31, 2023, we had relationships with 129 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 72% of gross sales for the nine months ended December 31, 2023. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues for the nine months ended December 31, 2024 and 2023. This manufacturer accounted for approximately 21% of our gross revenues for the nine months ended December 31, 2024, and approximately 20% of our gross revenues for the nine months ended December 31, 2023, while we accounted for a significant portion of their gross revenues over both time periods. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

16.    Business Segments

Our current reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. We evaluate the performance of our operating segments and allocate resources to these segments based primarily on contribution margin, which we define as gross profit less advertising and marketing expenses.

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$238,934	$51,383	$290,317
Cost of sales	108,067	21,201	129,268
Gross profit	130,867	30,182	161,049
Advertising and marketing	30,995	6,950	37,945
Contribution margin	$99,872	$23,232	$123,104
Other operating expenses			31,142
Operating income			$91,962
* Intersegment revenues of $0.9 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	711,061	$130,183	$841,244
Cost of sales	321,408	55,383	376,791
Gross profit	389,653	74,800	464,453
Advertising and marketing	99,637	19,082	118,719
Contribution margin	$290,016	$55,718	$345,734
Other operating expenses			97,387
Operating income			$248,347
* Intersegment revenues of $2.5 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$236,565	$46,176	$282,741
Cost of sales	106,090	18,713	124,803
Gross profit	130,475	27,463	157,938
Advertising and marketing	33,917	5,549	39,466
Contribution margin	$96,558	$21,914	$118,472
Other operating expenses			31,640
Operating income			$86,832
* Intersegment revenues of $0.5 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$727,131	$121,235	$848,366
Cost of sales	323,632	52,103	375,735
Gross profit	403,499	69,132	472,631
Advertising and marketing	100,707	15,092	115,799
Contribution margin	$302,792	$54,040	$356,832
Other operating expenses			96,556
Operating income			$260,276
* Intersegment revenues of $2.5 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,314	$1,668	$30,982
Cough & Cold	22,984	6,347	29,331
Women's Health	53,686	4,439	58,125
Gastrointestinal	42,521	26,469	68,990
Eye & Ear Care	38,895	6,783	45,678
Dermatologicals	28,546	2,109	30,655
Oral Care	19,869	3,211	23,080
Other OTC	3,119	357	3,476
Total segment revenues	$238,934	$51,383	$290,317

	Nine Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$83,472	$4,025	$87,497
Cough & Cold	60,999	18,304	79,303
Women's Health	158,490	14,560	173,050
Gastrointestinal	128,719	58,347	187,066
Eye & Ear Care	118,354	18,240	136,594
Dermatologicals	93,789	6,076	99,865
Oral Care	58,241	9,696	67,937
Other OTC	8,997	935	9,932
Total segment revenues	$711,061	$130,183	$841,244

	Three Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$28,680	$1,586	$30,266
Cough & Cold	27,359	5,814	33,173
Women's Health	53,076	5,190	58,266
Gastrointestinal	38,919	22,707	61,626
Eye & Ear Care	38,503	6,569	45,072
Dermatologicals	26,603	1,165	27,768
Oral Care	20,362	3,100	23,462
Other OTC	3,063	45	3,108
Total segment revenues	$236,565	$46,176	$282,741

	Nine Months Ended December 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$85,838	$3,814	$89,652
Cough & Cold	73,703	19,129	92,832
Women's Health	163,031	17,218	180,249
Gastrointestinal	122,303	49,678	171,981
Eye & Ear Care	117,719	17,715	135,434
Dermatologicals	94,299	3,972	98,271
Oral Care	61,400	9,591	70,991
Other OTC	8,838	118	8,956
Total segment revenues	$727,131	$121,235	$848,366

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events and evolving U.S. and international tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a shift in many markets to purchasing our products online.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations, and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, global conflicts and trade actions/disputes, and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources, and results of operations and those of the third parties on which we rely.

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

Results of Operations

Three Months Ended December 31, 2024 compared to the Three Months Ended December 31, 2023

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2024	%	2023	%	Amount	%
North American OTC Healthcare
Analgesics	$29,314	10.1	$28,680	10.1	$634	2.2
Cough & Cold	22,984	7.9	27,359	9.7	(4,375)	(16.0)
Women's Health	53,686	18.6	53,076	18.9	610	1.1
Gastrointestinal	42,521	14.6	38,919	13.7	3,602	9.3
Eye & Ear Care	38,895	13.4	38,503	13.6	392	1.0
Dermatologicals	28,546	9.8	26,603	9.4	1,943	7.3
Oral Care	19,869	6.8	20,362	7.2	(493)	(2.4)
Other OTC	3,119	1.1	3,063	1.1	56	1.8
Total North American OTC Healthcare	238,934	82.3	236,565	83.7	2,369	1.0

International OTC Healthcare
Analgesics	$1,668	0.6	$1,586	0.6	82	5.2
Cough & Cold	6,347	2.2	5,814	2.1	533	9.2
Women's Health	4,439	1.5	5,190	1.8	(751)	(14.5)
Gastrointestinal	26,469	9.2	22,707	8.0	3,762	16.6
Eye & Ear Care	6,783	2.3	6,569	2.3	214	3.3
Dermatologicals	2,109	0.7	1,165	0.4	944	81.0
Oral Care	3,211	1.1	3,100	1.1	111	3.6
Other OTC	357	0.1	45	—	312	693.3
Total International OTC Healthcare	51,383	17.7	46,176	16.3	5,207	11.3

Total Consolidated	$290,317	100.0	$282,741	100.0	$7,576	2.7

Total revenues for the three months ended December 31, 2024 were $290.3 million, an increase of $7.6 million, or 2.7%, versus the three months ended December 31, 2023.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $2.4 million, or 1.0%, during the three months ended December 31, 2024 versus the three months ended December 31, 2023. The $2.4 million increase was primarily attributable to an increase in sales in the Gastrointestinal and Dermatologicals categories, partly offset by a decrease in sales in the Cough & Cold category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $5.2 million, or 11.3%, during the three months ended December 31, 2024 versus the three months ended December 31, 2023. The $5.2 million increase was primarily attributable to an increase in sales in the Gastrointestinal category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2024	%	2023	%	Amount	%
North American OTC Healthcare	$130,867	54.8	$130,475	55.2	$392	0.3
International OTC Healthcare	30,182	58.7	27,463	59.5	2,719	9.9
	$161,049	55.5	$157,938	55.9	$3,111	2.0

Gross profit for the three months ended December 31, 2024 increased $3.1 million, or 2.0%, when compared with the three months ended December 31, 2023.  As a percentage of total revenues, gross profit decreased to 55.5% during the three months ended December 31, 2024 from 55.9% during the three months ended December 31, 2023, primarily due to increased supply chain costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $0.4 million, or 0.3%, during the three months ended December 31, 2024 versus the three months ended December 31, 2023. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 54.8% during the three months ended December 31, 2024 from 55.2% during the three months ended December 31, 2023, primarily due to increased supply chain costs, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $2.7 million, or 9.9%, during the three months ended December 31, 2024 versus the three months ended December 31, 2023. As a percentage of International OTC Healthcare revenues, gross profit decreased to 58.7% during the three months ended December 31, 2024 from 59.5% during the three months ended December 31, 2023, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2024	%	2023	%	Amount	%
North American OTC Healthcare	$99,872	41.8	$96,558	40.8	$3,314	3.4
International OTC Healthcare	23,232	45.2	21,914	47.5	1,318	6.0
	$123,104	42.4	$118,472	41.9	$4,632	3.9

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $3.3 million, or 3.4%, during the three months ended December 31, 2024 versus the three months ended December 31, 2023. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 41.8% during the three months ended December 31, 2024 from 40.8% during the three months ended December 31, 2023. The contribution margin increase as a percentage of revenues was primarily due to a decrease in advertising and marketing spend.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.3 million, or 6.0%, during the three months ended December 31, 2024 versus the three months ended December 31, 2023. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 45.2% during the three months ended December 31, 2024 from 47.5% during the three months ended December 31, 2023. The contribution margin decrease as a percentage of revenues was primarily due to the increase in advertising and marketing spend as well as the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $26.2 million for the three months ended December 31, 2024 and $26.0 million for the three months ended December 31, 2023.

Depreciation and Amortization
Depreciation and amortization expenses were $5.0 million for the three months ended December 31, 2024 and $5.6 million for the three months ended December 31, 2023. The decrease in depreciation and amortization expenses was primarily due to certain intangible assets being fully depreciated during fiscal 2025.

Interest Expense, Net
Interest expense, net was $11.5 million during the three months ended December 31, 2024 versus $16.6 million during the three months ended December 31, 2023. The average indebtedness decreased to $1.0 billion during the three months ended December 31, 2024 from $1.3 billion during the three months ended December 31, 2023. The average cost of borrowing decreased to 4.6% for the three months ended December 31, 2024 from 5.4% for the three months ended December 31, 2023.

Income Taxes
The provision for income taxes during the three months ended December 31, 2024 was $19.1 million versus $16.5 million during the three months ended December 31, 2023.  The effective tax rate during the three months ended December 31, 2024 was 23.9% versus 23.8% during the three months ended December 31, 2023.

Results of Operations

Nine Months Ended December 31, 2024 compared to the Nine Months Ended December 31, 2023

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2024 and 2023.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2024	%	2023	%	Amount	%
North American OTC Healthcare
Analgesics	$83,472	9.9	$85,838	10.1	$(2,366)	(2.8)
Cough & Cold	60,999	7.3	73,703	8.7	(12,704)	(17.2)
Women's Health	158,490	18.8	163,031	19.3	(4,541)	(2.8)
Gastrointestinal	128,719	15.3	122,303	14.4	6,416	5.2
Eye & Ear Care	118,354	14.1	117,719	13.9	635	0.5
Dermatologicals	93,789	11.1	94,299	11.1	(510)	(0.5)
Oral Care	58,241	6.9	61,400	7.2	(3,159)	(5.1)
Other OTC	8,997	1.1	8,838	1.0	159	1.8
Total North American OTC Healthcare	711,061	84.5	727,131	85.7	(16,070)	(2.2)

International OTC Healthcare
Analgesics	$4,025	0.5	$3,814	0.4	211	5.5
Cough & Cold	18,304	2.2	19,129	2.3	(825)	(4.3)
Women's Health	14,560	1.7	17,218	2.0	(2,658)	(15.4)
Gastrointestinal	58,347	6.9	49,678	5.9	8,669	17.5
Eye & Ear Care	18,240	2.2	17,715	2.1	525	3.0
Dermatologicals	6,076	0.7	3,972	0.5	2,104	53.0
Oral Care	9,696	1.2	9,591	1.1	105	1.1
Other OTC	935	0.1	118	—	817	692.4
Total International OTC Healthcare	130,183	15.5	121,235	14.3	8,948	7.4

Total Consolidated	$841,244	100.0	$848,366	100.0	$(7,122)	(0.8)

Total revenues for the nine months ended December 31, 2024 were $841.2 million, a decrease of $7.1 million, or 0.8%, versus the nine months ended December 31, 2023.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $16.1 million, or 2.2%, during the nine months ended December 31, 2024 versus the nine months ended December 31, 2023. The $16.1 million decrease was primarily attributable to a decrease in sales in the Cough & Cold, Women's Health, and Oral Care categories, partly offset by an increase in sales in the Gastrointestinal category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $8.9 million, or 7.4%, during the nine months ended December 31, 2024 versus the nine months ended December 31, 2023. The $8.9 million increase was mainly attributable to an increase in sales in the Gastrointestinal and Dermatologicals categories, partly offset by a decrease in sales in the Women's Health category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2024	%	2023	%	Amount	%
North American OTC Healthcare	$389,653	54.8	$403,499	55.5	$(13,846)	(3.4)
International OTC Healthcare	74,800	57.5	69,132	57.0	5,668	8.2
	$464,453	55.2	$472,631	55.7	$(8,178)	(1.7)

Gross profit for the nine months ended December 31, 2024 decreased $8.2 million, or 1.7%, when compared with the nine months ended December 31, 2023.  As a percentage of total revenues, gross profit decreased to 55.2% during the nine months ended December 31, 2024 from 55.7% during the nine months ended December 31, 2023, primarily due to the decrease in revenue and increased supply chain costs.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $13.8 million, or 3.4%, during the nine months ended December 31, 2024 versus the nine months ended December 31, 2023. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 54.8% during the nine months ended December 31, 2024 from 55.5% during the nine months ended December 31, 2023, primarily due to the decrease in revenue and increased supply chain costs, partly offset by pricing actions.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $5.7 million, or 8.2%, during the nine months ended December 31, 2024 versus the nine months ended December 31, 2023. As a percentage of International OTC Healthcare revenues, gross profit increased to 57.5% during the nine months ended December 31, 2024 from 57.0% during the nine months ended December 31, 2023, primarily due to product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2024	%	2023	%	Amount	%
North American OTC Healthcare	$290,016	40.8	$302,792	41.6	$(12,776)	(4.2)
International OTC Healthcare	55,718	42.8	54,040	44.6	1,678	3.1
	$345,734	41.1	$356,832	42.1	$(11,098)	(3.1)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the nine months ended December 31, 2024 decreased $12.8 million, or 4.2%, when compared with the nine months ended December 31, 2023. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 40.8% during the nine months ended December 31, 2024 from 41.6% during the nine months ended December 31, 2023, primarily due to the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $1.7 million, or 3.1%, during the nine months ended December 31, 2024 versus the nine months ended December 31, 2023. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 42.8% during the nine months ended December 31, 2024 from 44.6% during the nine months ended December 31, 2023. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing spend during the nine months ended December 31, 2024.

General and Administrative
General and administrative expenses were $81.2 million for the nine months ended December 31, 2024 and $79.7 million for the nine months ended December 31, 2023. General and administrative expenses increased $1.5 million due to an increase in compensation costs and professional fees, partly offset by a decrease in information technology costs.

Depreciation and Amortization
Depreciation and amortization expenses were $16.2 million for the nine months ended December 31, 2024 and $16.9 million for the nine months ended December 31, 2023. The decrease in depreciation and amortization expenses was primarily due to certain intangible assets being fully amortized during the nine months ended December 31, 2024.

Interest Expense, Net
Interest expense, net was $36.9 million during the nine months ended December 31, 2024 versus $51.9 million during the nine months ended December 31, 2023. The average indebtedness decreased to $1.1 billion during the nine months ended December 31, 2024 from $1.3 billion during the nine months ended December 31, 2023. The average cost of borrowing decreased to 4.7% for the nine months ended December 31, 2024 compared to 5.4% for the nine months ended December 31, 2023.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2024 was $45.8 million versus $48.8 million during the nine months ended December 31, 2023.  The effective tax rate during the nine months ended December 31, 2024 was 21.8% versus 23.4% during the nine months ended December 31, 2023. The decrease in the effective tax rate for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 was due to discrete items primarily pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.
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

As of December 31, 2024, we had cash and cash equivalents of $50.9 million, an increase of $4.4 million from March 31, 2024. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2024	2023	$ Change
Cash provided by (used in):
Operating Activities	$189,667	$182,019	$7,648
Investing Activities	(13,973)	(5,107)	(8,866)
Financing Activities	(170,587)	(172,571)	1,984
Effects of exchange rate changes on cash and cash equivalents	(702)	785	(1,487)
Net change in cash and cash equivalents	$4,405	$5,126	$(721)

Operating Activities
Net cash provided by operating activities was $189.7 million for the nine months ended December 31, 2024, compared to $182.0 million for the nine months ended December 31, 2023. The $7.6 million increase was due to decreased working capital and increased net income, partly offset by a decrease in non-cash operating activities.

Investing Activities
Net cash used in investing activities was $14.0 million for the nine months ended December 31, 2024, compared to $5.1 million for the nine months ended December 31, 2023. The increase in cash used for investing activities of $8.9 million was primarily attributable to the acquisition of Hydralyte intellectual property of $8.3 million and changes in a short-term loan receivable of $2.3 million, partly offset by a decrease in capital expenditures of $1.7 million.

Financing Activities
Net cash used in financing activities was $170.6 million for the nine months ended December 31, 2024, compared to $172.6 million for the nine months ended December 31, 2023. The $2.0 million decrease in cash used in financing activities was primarily due to a decrease in term loan repayments and payments of debt costs of $15.8 million and an increase in the proceeds from the exercise of stock options of $1.5 million, partly offset by an increase in the purchase of shares of our common stock of $15.2 million.

Capital Resources

As of December 31, 2024, we had an aggregate of $1.0 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes"); and
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes").

As of December 31, 2024, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $163.8 million.

During the three months ended December 31, 2024, we repaid the balance of our 2012 Term B-5 Loans under the term loan due 2028 originally entered into on January 31, 2012.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2025 (remaining three months ending March 31, 2025)	$—
2026	—
2027	—
2028	400,000
2029	—
Thereafter	600,000
$1,000,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain fixed charge ratios.  The credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2024 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At December 31, 2024, we were in compliance with the applicable financial and restrictive covenants under the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2024.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our 2012 ABL Revolver is variable rate debt. At December 31, 2024 the 2012 ABL Revolver had a zero balance and therefore none of our debt carried a variable rate of interest at December 31, 2024.

Foreign Currency Exchange Rate Risk

During the three and nine months ended December 31, 2024, approximately 18.2% and 15.8%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and nine months ended December 31, 2023, approximately 17.0% and 14.1%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and nine months ended December 31, 2024 and 2023. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $3.9 million for the three months ended December 31, 2024 and approximately $8.0 million for the nine months ended December 31, 2024. It represented a less than 5.0% impact on pre-tax income of approximately $2.7 million for the three months ended December 31, 2023 and $6.8 million for the nine months ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2024.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	34,104	$70.43	34,104	$259,804
November 1 to November 30, 2024	—	$—	—	$259,804
December 1 to December 31, 2024	—	$—	—	$259,804
Total	34,104	$70.43	34,104
(a) These shares were made pursuant to our share repurchase program, which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company's securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or directors during the three months ended December 31, 2024:

Name and Position	Date	Action	Satisfies Affirmative Defense under Rule 10b5-(c)	Expiration Date	Total Ordinary Shares to be Sold
Mary Beth Fritz	December 2, 2024	Adoption	X	June 30, 2025	10,713
Senior Vice President Quality & Regulatory Affairs

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018).*

3.1.2
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024). *

3.2
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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 6, 2025	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)