Form 10-K
period 2025-03-31
Prestige Consumer Healthcare Inc.
filed 2025-05-09
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2024 was $3,532.2 million.
As of May 1, 2025, the registrant had 49,414,707 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	25
Item 1C.	Cybersecurity	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	(Reserved)	31
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	82
Item 9B.	Other Information	82
Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	82

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accounting Fees and Services	83

Part IV
Item 15.	Exhibits and Financial Statement Schedules	84
Item 16.	Form 10-K Summary	87

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

These forward-looking statements generally can be identified by the use of words or phrases such as "believe," "anticipate," "expect," "estimate," "plan," "project," "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

•Disruptions of supply of sourced goods or components;
•Our dependence on third-party manufacturers to produce many of the products we sell and, if necessary due to a disruption, our ability to transfer production to our own facilities or other third-party suppliers;
•Price increases for raw materials, labor, energy and transportation costs and for other input costs;
•Regulatory or enforcement actions of government agencies in connection with our and our suppliers' manufacturing plants, products and advertising;
•The impact of geopolitical events and severe illness outbreaks on global economic conditions, consumer demand, retailer product availability and business operations including manufacturing, supply chain and distribution;
•The high level of competition in our industry and markets, including additional store brand or branded competition;
•Limited success of new product introductions, line extensions, advertising and marketing support and other sales and marketing strategies;
•Our dependence on a limited number of customers for a large portion of our sales;
•Our inability to successfully identify, negotiate, complete and integrate suitable acquisition candidates and to obtain necessary financing;
•Changes by retailers in inventory management practices, delivery requirements and demands for marketing and promotional spending in order to retain or increase shelf space or online share;
•Limited growth of our international sales, including as a result of export or import restrictions or tariffs;
•General economic conditions, changing consumer trends, and incidence levels affecting sales of our products and their respective markets;
•Financial factors, such as increases in interest rates and currency exchange rate fluctuations;
•Our dependence on third-party logistics providers to distribute our products to customers;
•Disruptions in our distribution center or manufacturing facilities;
•Potential changes in export/import and trade laws, regulations and policies, including any increased trade restrictions or tariffs and change in priorities of the U.S. Presidential administration;
•Acquisitions, dispositions or other strategic transactions diverting managerial resources and creating additional liabilities;
•Product liability claims, product recalls and related negative publicity;
•Our inability to protect our intellectual property rights;
•Our dependence on third parties for intellectual property relating to some of the products we sell;
•Our inability to protect our information technology systems from threats or disruptions or disruptions to the information technology systems of our customers or suppliers;
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
•Our level of indebtedness and any inability to service our debt or to obtain additional financing;
•The restrictions imposed by our financing agreements on our operations; and
•Changes in federal, state and other geographic tax laws.

For more information, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Prior to August 17, 2018, the Company's name was Prestige Brands Holdings, Inc.  Reference to a year (e.g., “2025”) refers to our fiscal year ended March 31 of that year.

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
Our business, business model, competitive strengths and growth strategy face various risks that are described in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

The following summarizes the percent of our net revenues by segment during each of the past three fiscal years:

	March 31,
	2025	2024	2023
Segment:
North American OTC Healthcare	84.4%	85.2%	86.3%
International OTC Healthcare	15.6	14.8	13.7
Total	100.0%	100.0%	100.0%

For additional information concerning our business segments, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Major Brands and Market Position

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 83.0%, 83.3% and 81.9% of our total revenues for 2025, 2024, and 2023, respectively.

Major Brands	Product Group	Market Position (1)	Market Segment (2)	Brand Information
North American OTC Healthcare: (3)
BC and Goody's	Analgesics	#1	Analgesic Powders	Founded over 90 years ago, the BC and Goody's brands feature over-the-counter, fast-acting pain relief powder
Boudreaux's Butt Paste	Dermatologicals	#3	Baby Ointments	Products include various diaper rash treatments and skin protectants manufactured with high-quality ingredients
Chloraseptic	Cough & Cold	#1	Sore Throat Liquids and Lozenges (Medicated)	Products include sprays and lozenges to relieve sore throats and mouth pain
Clear Eyes	Eye & Ear Care	#2	Redness Relief	Effective line of eye drops that provide soothing comfort and multi-symptom relief from redness, dryness and itchiness
Compound W	Dermatologicals	#1	Wart Removal	Provides safe and effective at-home removal of common and plantar warts
Debrox	Eye & Ear Care	#1	Ear Wax Removal	Provides a safe and gentle way to remove excess ear wax or water from ear canal
DenTek	Oral Care	#4	PEG Oral Care	Products include dental guards, floss picks, interdental brushes, dental repair and kits and tongue cleaners
Dramamine	Gastrointestinal	#1	Motion Sickness Relief	Includes original, less drowsy, non-drowsy and kids formulas
Fleet	Gastrointestinal	#1	Adult Enemas and Suppositories	Founded in 1869, products include enemas and other laxative products
Gaviscon	Gastrointestinal	#1	Upset Stomach Remedies	Creates a protective foam barrier to help block stomach acid from splashing up into the esophagus
Luden's	Cough & Cold	#3	Cough Drops (Non-Medicated)	Cough drop brand that is over 130 years old and includes a variety of flavors
Monistat	Women's Health	#1	Vaginal Anti-Fungal	Provides fast relief for yeast infections and is available in several different doses
Nix	Dermatologicals	#1	Lice and Parasite Treatments	Effective and safe lice and super lice treatments
Summer's Eve	Women's Health	#1	Feminine Hygiene	Offers a variety of feminine care products including washes, cloths and sprays
TheraTears	Eye & Ear Care	#3	Dry Eye Relief	Doctor created and recommended brand for dry eye relief
International OTC Healthcare:
Fess	Cough & Cold	#1	Nasal Saline Sprays and Washes	Helps relieve nasal and sinus congestion due to allergy, hay fever, colds and flu
Hydralyte	Gastrointestinal	#1	Oral Rehydration	Relieves symptoms of dehydration and helps replace water and electrolytes lost due to vomiting, diarrhea, heavy sweating, vigorous exercise and occasional hangovers
(1)We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc. (“IRI”), for the 52-week period ended March 23, 2025. International information was derived from several sources. Fess and Hydralyte data are for the Australian market.
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

Market Position
During 2025, approximately 61.5% of our total revenues were from major brands with a number one market position, compared with approximately 58.6% and 58.1% of total revenues during 2024 and 2023, respectively.  In 2025, these brands included BC and Goody's, Chloraseptic, Compound W, Debrox, Dramamine, Fess, Fleet, Gaviscon, Hydralyte, Monistat, Nix and Summer's Eve.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs and the ability to extend our highly recognizable brand names to other products. One of our strategies is to broaden the categories in which we participate and increase our market share within those categories through ongoing product innovation. As an example of this philosophy, in 2025, we launched a number of new products, including Summer’s Eve Whole Body Deodorant Creams in three fragrances, Goody’s Plus – Headache Pain + Mental Alertness and Dramamine Advanced Herbals For Kids. In 2024, we launched Summer’s Eve Ultimate Odor Protection line, Monistat's Maintain Boric Acid Suppositories, Clear Eyes Nighttime Restoring Drops and Dentek Gum Health Advanced Cleaning kit. While there is always a risk that sales of our existing products may be reduced by our new product introductions, our goal is to grow the overall sales of our brands.

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

Pursuing Strategic Acquisitions
Acquisitions are a part of our overall strategy for growing revenue. We have a history of growth through acquisitions. In 2025, we acquired additional rights to Hydralyte intellectual property in all remaining jurisdictions with the exception of the United States. In 2022, we acquired the consumer health business assets from Akorn Operating Company LLC. While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, the strategic fit, availability of capital and relative cost are of the utmost importance in our decision to pursue such opportunities. We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.

Growing Our International Business
International sales beyond the borders of North America represented 15.6%, 14.8% and 13.7% of total revenues in 2025, 2024, and 2023, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues as a proportion of our total revenues will continue to grow over the long-term.

We seek to expand the number of brands sold through our existing international distribution network and continue to identify additional distribution partners for further expansion of our brands into other international markets.

Efficient Operating Model
To gain operating efficiencies, we oversee the production planning and quality control aspects of the manufacturing, warehousing and distribution of our products, while we primarily outsource the operating elements of these functions to well-established third-party providers.  This approach allows us to benefit from their core competencies and maintain a highly variable cost structure with low overhead, limited working capital requirements and minimal investment in capital expenditures.

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

Marketing and Sales

Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing creative and cost-effective advertising and marketing programs. Our marketing strategy is further developed by the acquisition and renovation of established consumer brands that possess what we believe to be significant brand value and unrealized potential and to grow categories with existing brands where we have leading market positions. Our brand-building process involves the evaluation of the existing brand name, the development and introduction of innovative new products and the execution of marketing support programs.  Brand priorities will vary from year-to-year.  Recognizing that financial resources are limited, we allocate our resources to focus on our strategic brands with the most impactful, consumer-relevant initiatives that we believe have the greatest opportunities for growth and financial success.

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

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug, food, dollar, convenience, club stores and e-commerce channels.  The following table sets forth the percentage of gross revenues for our U.S. customers across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Revenues (1)
Channel of Distribution	2025	2024	2023
Mass	34.2	34.6	33.6
Drug	20.7	22.8	25.6
Food	12.9	12.9	14.3
Dollar	6.0	6.6	6.5
Convenience	3.1	3.2	3.4
Club	1.0	1.2	1.3
Other (2)	22.1	18.7	15.3
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

During 2025, 2024 and 2023, Walmart accounted for approximately 19%, 20% and 20%, respectively, of our gross revenues. During 2025 and 2024, Amazon accounted for approximately 14% and 11%, respectively, of our gross revenues. We expect that for future periods, our top ten customers, including Walmart and Amazon, will in the aggregate continue to account for a large portion of our sales.

Outsourcing and Manufacturing

In order to maximize our competitiveness and efficiently allocate our resources, third-party manufacturers fulfill most of our manufacturing needs.  We have found that contract manufacturing often maximizes our flexibility and responsiveness to industry and consumer trends while minimizing the need for capital expenditures.  We select contract manufacturers based on their core competencies and our perception of the best overall value, including factors such as (i) depth of services, (ii) professionalism and integrity of the management team, (iii) manufacturing agility, quality and capacity, (iv) regulatory compliance and (v) competitive pricing. We require each of our suppliers, most of whom are based in the United States and Canada, to comply with our Supplier Code of Conduct, which sets forth the basic and minimal expectations that all suppliers must meet in order to do business with us. We also conduct thorough reviews of each potential manufacturer’s facilities, quality standards, capacity and financial stability.  We generally purchase only finished products from our manufacturers.

Our primary contract manufacturers provide comprehensive services from product development through the manufacturing of finished goods.  This approach results in minimal capital expenditures and maximizes our cash flow, which allows us to reinvest to support our marketing initiatives, fund brand acquisitions and repay outstanding indebtedness.

At March 31, 2025, we had relationships with 98 third-party manufacturers.  Of those, we had long-term contracts with 16 manufacturers that produced items that accounted for approximately 58% of gross sales for 2025, compared to 26 manufacturers with long-term contracts that accounted for approximately 72% of gross sales in 2024.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues during 2025, 2024 and 2023. During 2025, 2024 and 2023, this manufacturer accounted for approximately 21%, 20% and 20%, respectively, of our gross revenues, while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier produces products that account for 10% or more of our gross revenues. Our long-term supply and manufacturing agreements explicitly outline the manufacturers’ obligations and product specifications with respect to the brand or brands being produced, including allocation of product liability risk. Pursuant to the terms of these agreements, the purchase price of products is subject to change due to fluctuations in input costs such as raw material, packaging components and labor costs.

Some of our other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments. As a result, these manufacturers could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement. To the extent we rely on purchase orders, rather than supply and manufacturing agreements, to govern our commercial relationships with suppliers, we typically rely on implied warranties with respect to the products manufactured, and we do not have specifically negotiated allocation of risk with these third-party manufacturers. With regard to our products both manufactured under long-term agreements and purchase orders, in periods of high inflation we have experienced and may continue to experience frequent increases in prices of products due to fluctuations in input costs such as raw material, packaging components and labor costs.

In addition to relying on contract manufacturers, we operate a manufacturing facility in Lynchburg, Virginia, which manufactures products representing approximately 15% of our gross revenues.

We believe that most of the raw materials and packaging components used to produce our products at our manufacturing facilities and at our third-party manufacturing facilities are generally available through multiple sources acquired on both a contract and purchase order basis but are also subject to inflationary pressure, production delays and shortages from time to time.

Warehousing and Distribution

We manage product distribution in the continental United States through one facility, which is owned and operated by a third-party provider, since fiscal 2020. This facility provides warehouse services including storage, handling and shipping, as well as transportation services, with respect to our full line of products, including (i) complete management services, (ii) carrier claims administration, (iii) proof of delivery, (iv) procurement, (v) report generation and (vi) freight payment services.

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

Our branded competitors include, among others, AbbVie Inc., Alcon, Bausch + Lomb, Bayer AG, Combe, Compass Diversified, Haleon plc, Kenvue, Mondelez International, Reckitt Benckiser Group plc, Sanofi, Scholl's Wellness Company, Sunstar Group, The Procter & Gamble Company and Unilever.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, value to customers, price and product availability at the retail and e-commerce level.  Advertising, marketing, merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales.  The structure and quality of our sales force, as well as sell-through of our products, affect in-store and online positioning, wall display space and inventory levels for retail sale.  Our markets are also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.

Many of the competitors noted above are larger and have substantially greater research and development and financial resources than we do, and may therefore have the ability to spend more aggressively and consistently on research and development, advertising and marketing, and may be able to respond more effectively to changing business and economic conditions. See “Competitive Strengths and Growth Strategy” above for additional information regarding our competitive strengths and Part I, Item 1A. “Risk Factors” below for additional information regarding competition in our industry.

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, (including the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission (“CPSC”) and the Environmental Protection Agency (“EPA”)) and various agencies of the states, localities and foreign countries in which our products are manufactured, marketed, distributed and sold. Our Regulatory and Quality team is guided by a senior member of management and staffed by individuals with appropriate quality and regulatory experience. Our Regulatory, Quality and Operations teams work closely with our third-party manufacturers and our own manufacturing operations on quality-related matters. We monitor our own manufacturing operations and our third-party manufacturers' compliance with FDA and relevant foreign regulations and perform periodic audits to ensure compliance. This internal audit process is designed to ensure that our manufacturing processes and products are of high quality and in compliance with known regulatory and quality requirements. If the FDA or a foreign governmental authority chooses to inspect a particular third-party manufacturing facility, we require the third-party manufacturer to notify us immediately and update us on the progress of the inspection as it proceeds. If we or our manufacturers fail to comply with applicable regulations, we could be issued a list of deficiencies, which could lead to significant claims or penalties or require us to recall or discontinue the sale and/or manufacturing of the non-compliant products.

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

Certain of our U.S. OTC Healthcare products are medical devices regulated by the FDA through one of three classes of medical devices: Class I devices are low risk devices, Class II devices are intermediate risk devices and Class III are high risk devices. The class of the device determines, among other things, the type of pre-market submission/application required by FDA to market the device, and this system may involve pre-market clearance or approval. During the review process, the FDA makes an affirmative determination as to the safety and efficacy of the device, as well as the sufficiency of the label indications, directions, cautions and warnings for the medical device in question.

Certain of our products are considered cosmetics regulated by the FDA through the FDC Act and the Fair Packaging and Labeling Act. The FDA does not require pre-market clearance for cosmetics, but manufacturers must ensure the products are not adulterated or misbranded. Furthermore, Congress passed the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”) in December 2023, which expands FDA authority to regulate cosmetics. MoCRA provides new FDA authorities related to records access, mandatory recalls, adverse event reporting, facility registration, product listing and safety substantiation of products.

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

A few of our products are considered pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA. Pesticides under FIFRA are required to be registered with the EPA and contain certain disclosures on the product labels. In addition, the contract manufacturers from which we source these products must be registered with the EPA. Our EPA registered products are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold. We have a single product that is considered a minimum risk pesticide that is exempt from EPA registration, and it is only required to be registered with the states and Washington D.C.

Our Australian, Canadian and other international businesses are also subject to product regulations by local regulatory authorities in the various countries where these businesses operate, including regulations regarding manufacturing, labeling, marketing, distribution, sale and storage. In Australia, the Therapeutic Goods Administration ("TGA") regulates OTC medicines to ensure their safety, quality, and efficacy. OTC medicines are evaluated before they are sold to the public, and they must be registered on the Australian Register of Therapeutic Goods ("ARTG") before being sold.

Environmental, Health and Safety Regulations
Our operations are subject to U.S. federal, state and local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities and the safety of our employees. We endeavor to take actions necessary to comply with such regulations, including periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits as well as a review of documentary information, to determine compliance with such U.S. federal, state and local and foreign laws, rules and regulations. We seek to ensure responsible sourcing of our products and to improve our suppliers’ environmental, labor, health and safety and ethical practices through our Supplier Code of Conduct. We seek to minimize our resource footprint at our locations with a focus on managing waste, water and energy consumption.

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

Impact of Regulations
Compliance with these various regulations has an impact on capital expenditures, earnings and our competitive position. Government regulations in both our U.S. and international markets can delay or prevent the introduction of some of our products. Our failure to comply with these regulations can also result in recalls or a product being removed from sale in a particular market, either temporarily or permanently. The adoption of new regulations or changes in the interpretation of existing governmental regulation has and in the future could also require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements. Those changes have and will continue to require capital investments in facilities and equipment to meet the requirements and require us to incur additional compliance costs, as well as additional product development, material and production costs. If we fail to comply with these regulations, we could be subject to enforcement actions and the imposition of penalties.

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

While our trademarks and tradenames generally have indefinite lives if well maintained, our patents have defined lives expiring between 2025 and 2046. We do not own all of the intellectual property rights applicable to our products.  In those cases where our third-party manufacturers own patents that protect our products, we are dependent on them as a source of supply for our products. In addition, we rely on our suppliers for their enforcement of their intellectual property rights against infringing products.

Seasonality
Our business is generally not seasonal due to our well-diversified portfolio of brands. Advertising and marketing spending to support brands can be high during a specific season, such as summer selling for Clear Eyes and Compound W and the early winter to influence sales of Chloraseptic, Little Remedies and Luden’s. Given our agility in advertising and marketing support and product diversity, the quarterly timing of this advertising and marketing support and impact to earnings is difficult to predict.

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events and evolving U.S. and international tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a shift in many markets to purchasing our products online, and could see changes in retailer purchasing patterns due to the uncertain economic environment.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations, and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

Human Capital Management

Our Culture
Our mission is to deliver high-quality consumer health and personal care products that improve and enrich the lives of our consumers. Our Company culture is founded on the principles of Leadership, Trust, Change and Execution. Of those principles, Trust is among the most important: trust in the safety and performance of our products, the integrity of our manufacturing and marketing processes, the character of our people and the benefits to our consumers and society. We also reward employees who take ownership and embody our principle of Leadership with projects that positively impact our business, community and stakeholders.

We take pride in the wide range of backgrounds, races, nationalities, personalities, ideas and talents that make up our organization. We continue to build on our long commitment of equal employment opportunity and anti-discrimination by supporting a culture where no employee is excluded based on race, age, gender identification, sexual orientation or other traits and employees are rewarded based on merit and skill. We are committed to providing a workplace where diverse attitudes, skills and talents are welcomed and celebrated. We strive to create and sustain an environment where all employees are valued, heard and inspired to achieve their full potential. We continually review our Company employee hiring, development and workplace practices to help us adhere to these principles.

We also believe in working productively with one another and with our stakeholders to ensure long-term success. Some of the ways we encourage this is by:

•Recruiting: With employees across the U.S. and the world, we understand the importance of hiring the best available and qualified personnel without regard to age, gender, race, gender identification, and sexual orientation, and/or other traits and use advancement practices that support talent development at all levels of the organization.

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

Our Employees
As of March 31, 2025, we had approximately 600 global employees. Approximately 82% of our workforce operates in the United States, 16% in Australia and Asia and 2% in Europe. 59% of our employees are salaried and 41% are paid hourly wages. We employ only a few part-time employees. Our workforce is 55% female and 45% male. None of our employees are a party to a collective bargaining agreement. Management believes that our relations with employees are good.

Strategic Development and Empowerment
We encourage all employees to achieve their full potential by participating in our mentorship opportunities, career development programs and Company-provided learning tools. We provide development opportunities to our employees worldwide. We employ a performance management process under which all employees receive reviews that not only assess performance but also identify specific developmental opportunities and learning goals for the individual. By empowering our employees to develop and enhance their skills through enterprise-wide tools, videos and coursework that focus on continuous learning and professional and personal development, we encourage all of our employees to reach their full potential, which in turn helps our organization succeed.

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

Available Information
Our Internet address is www.prestigebrands.com.  We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as the Proxy Statement for our annual stockholders’ meetings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  Information on our Internet website does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein by reference, including through any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We have adopted a Code of Conduct and Ethics Policy, Code of Ethics for Senior Financial Employees, Policy and Procedures for Complaints Regarding Accounting, Internal Controls and Auditing Matters, Corporate Governance Guidelines and Charters for our Audit, Compensation and Nominating and Corporate Governance Committees, as well as a Related Persons Transaction Policy, Stock Ownership Guidelines and a Clawback Policy.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for these documents from us should be made in writing to:

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
•Insider Trading Policy

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

Many of our products are produced by a limited number of third-party manufacturers. Our ability to retain our current manufacturing relationships or engage in and successfully transition to new relationships or to our own manufacturing facility is critical to our ability to deliver quality products to our customers in a timely manner. Certain of the Company's manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations in the fourth quarter of fiscal 2024 and fiscal 2025, and we expect further shortages may have a negative impact on our sales. In some cases, we have identified additional third-party manufacturing to supply us with quantities of the product for which we are experiencing shortages, but these additions may not manufacture product in time to fully supplement the long-term forecasted demand.

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

Certain of our manufacturers who produce products for us have experienced cash flow shortages, and we have provided both prepayments and short term loans to these suppliers to ensure continuous supply. Most recently, we extended short term loans to a supplier that produces cough/cold and ear care products, which total $7.8 million in the aggregate as of March 31, 2025, to support their continued operation. If they or any other suppliers cease operations or are otherwise unable to continue to supply products to us, or to repay their indebtedness, our results of operations and financial condition would be adversely impacted.

At March 31, 2025, we had relationships with 98 third-party manufacturers.  Of those, we had long-term contracts with 16 manufacturers that produced items that accounted for approximately 58% of gross sales for 2025, compared to 26 manufacturers with long-term contracts that accounted for approximately 72% of gross sales in 2024.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues during 2025, 2024 and 2023. During 2025, 2024 and 2023, this manufacturer accounted for approximately 21%, 20% and 20%, respectively, of our gross revenues while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers also means that they could cease manufacturing our products at any time and for any reason or initiate costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement on acceptable terms, which could have a material adverse effect on our business and results of operations. In addition, even if we do enter into long-term contracts with certain manufacturers, our manufacturers may increase prices under the terms of our existing contracts if they experience increases in input costs, which could have a material adverse impact on our results of operations and financial condition.

Price increases for raw materials, packaging, labor, energy and transportation costs, and other manufacturer, logistics provider or distributor demands, could continue to have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Volatility and increases in commodity raw material (e.g. resins) and packaging component prices, labor, energy and transportation costs, and other input costs, including as a result of supply chain issues, shortages or tariffs, could significantly affect our profit margin and could have a material adverse impact on our financial condition and results of operations if our raw material suppliers, third-party manufacturers, logistics providers or distributors pass along those costs to us. Certain product categories have been impacted by higher inflation due to, among other things, the continuing impacts of labor shortages, global supply chain disruptions and the uncertain economic and geopolitical environment, including tariffs, which has negatively impacted our gross margin. Although the impact of these increased costs has not had a material adverse effect on our results of operations or financial condition to date, further input cost increases could have such a material impact.

In this economic environment, the manufacturers we use have increased, and may continue to increase, the cost to us of many of the products we purchase, which has impacted and could continue to adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers. If we are unable to increase the price for our products to our customers or achieve cost savings in a rising cost environment, any such cost increases would likely further reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price of our products in order to maintain our current gross margins for our products, the increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our financial condition and results of operations. We believe that certain of our products could have difficulty absorbing further near-term price increases without potentially impacting market share, which would have a related adverse impact on our revenues.
Volatility in or worsening of economic conditions from high inflation, economic policy, tariffs, increased unemployment, geopolitical conflicts, public health issues and other factors beyond our control could reduce consumer spending, which could adversely impact demand for our products and our results of operations and financial condition.

Our financial performance depends on the stability of conditions that impact consumer spending. Adverse conditions or volatility in financial markets or the economy, including high interest rates, inflation from rising costs, tariffs, unemployment, bank failures, reductions in government assistance and the lack of consumer financing, could adversely impact consumer confidence and reduce disposable income, resulting in reduced consumer spending on our products. Existing volatility in the global economy, including from supply chain issues and rising costs, has not materially impacted consumer spending on our products, but further worsening of these conditions could have a material adverse impact on our results of operations and financial condition.

The high level of competition in our industry, much of which comes from competitors with greater resources, could adversely affect our business, financial condition and results of operations.

The business of selling brand name consumer products in the OTC health and personal care market is highly competitive. This market includes numerous manufacturers, distributors, marketers and retailers that actively compete for consumers’ business both in the United States and abroad. Many of these competitors are larger and have substantially greater resources than we do, and they may therefore have the ability to spend more aggressively on research and development and advertising and marketing, and may be able to respond more effectively to changing business and economic conditions, including in connection with inflation or recessionary conditions.

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

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. The introduction or expansion of store brand products that compete with our products at a lower price point has and could impact our sales and results of operations. This could be exacerbated by rising costs, including tariffs, and other economic conditions that shift consumer demand to lower-priced products, as well as supply chain issues that result in reduced availability for our products. Competitive pricing may require us to reduce prices, which may result in lost revenue or a reduction of our profit margins. Future price adjustments by our competitors or our inability to react with price adjustments of our own could result in a loss of market share, which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross revenues, and the loss of one or more of these customers or changes in their strategies and policies could reduce our gross revenues and have a material adverse effect on our financial condition and results of operations.

During 2025, Walmart and Amazon, which accounted for approximately 19% and 14%, respectively, of our gross revenues, were our only customers that accounted for more than 10% of our gross revenues. We expect that for future periods, our top ten customers, including Walmart and Amazon, in the aggregate, will continue to account for a large and potentially increasing portion of our sales. Many of our customers have sought to obtain lower pricing, better terms, additional trade spend, more strict logistics requirements or other changes to the customer-supplier relationship. If we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors. Reductions in inventory by our customers, the loss of one or more of our top customers, including as a result of consolidation in the retail industry, or any significant decrease in sales to these customers based on changes in their strategies or policies, such as a reduction in the number of brands they carry, the amount of shelf space or positioning they dedicate to store brand products or to our particular products, or a significant reduction in our online positioning, could reduce our sales and have a material adverse effect on our financial condition and results of operations. In addition, many retailers have implemented inventory management strategies that include reductions in the amount of inventory they carry and related reductions in retail space and may continue such efforts in the future.

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

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate a manufacturing facility in Lynchburg, Virginia, which manufactures products representing approximately 15% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or our manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

Any future outbreak of other highly infectious diseases or public health emergencies could have a material adverse impact on our results of operations and financial condition.

Our sales are impacted by consumer spending levels, the availability of our products at retail stores or for online purchase and our ability to manufacture and distribute products to our customers and consumers in an effective and efficient manner. Our sales are also impacted by demand for our products depending on consumers’ activities, lifestyles and financial resources.

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

•reduced consumer demand for certain of our products as a result of any related economic downturn or restrictions on in-person purchases;

•change in demand for or availability of our products as a result of retailers or distributors modifying their restocking, fulfillment, or shipping practices in reaction to public health emergencies;

•decrease in our ability to develop innovative products due to reprioritization of suppliers and/or retailers;

•increase in working capital needs and/or an increase in trade accounts receivable write-offs as a result of related increased financial pressures on our suppliers or customers;

•impairment in the carrying value of goodwill or intangible assets or a change in the useful life of finite-lived intangible assets from sustained related changes in consumer purchasing behaviors, government restrictions, or financial results;

•increase in raw material and other input costs resulting from related labor shortages, supply chain disruptions and market volatility; and

•fluctuation in foreign currency exchange rates or interest rates resulting from market uncertainties.

The extent to which a pandemic, and any related economic downturn, could affect our business, results of operations and financial condition depends on developments that are highly uncertain and cannot be predicted, including the severity and duration of any outbreak and recovery period, the availability, acceptance and efficacy of vaccines, future actions taken by governmental authorities and other third parties in response to a pandemic and the impact on our customers, employees and suppliers, distributors and other service providers. Moreover, the effects of a pandemic could exacerbate the other risks described in this “Risk Factors” section of this Annual Report on Form 10-K.

Consumption trends for our products may not correlate to our results of operations.

We regularly review and may disclose certain consumption levels to provide an indication of the strength of our expected results of operations. Total company consumption is based on U.S. domestic IRI multi-outlet + C-store retail sales for the relevant period, retail sales from other third parties for certain e-commerce sales in North America, Australia consumption based on IMS data and other international net revenues as a proxy for consumption. Our calculation of consumption levels may not accurately reflect actual retail consumption given limitations of tracked data, and consumption levels could significantly differ from reported revenues.

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

Approximately 16% of our total 2025 revenues were attributable to our international business. We generally rely on brokers and distributors for the sale of our products in foreign countries. In addition, some of our third-party manufacturers are located outside the United States. Risks of doing business internationally include, but are not limited to, the following:

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

•Fluctuating foreign exchange rates and tariffs that result in unfavorable increases in the price of our products or cause increases in the cost of certain products purchased from our foreign third-party manufacturers;

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

Our operations are dependent on foreign distributors and sales agents for compliance and adherence to foreign laws and regulations that we may not be familiar with, and we cannot be certain that these distributors and sales agents will adhere to such laws and regulations or adhere to our business practices and policies. Any violation of laws and regulations by foreign distributors or sales agents or a failure of foreign distributors or sales agents to comply with applicable business practices and policies could result in legal or regulatory sanctions or potentially damage our reputation. Although we require by contract that our distributors maintain strict compliance with all applicable laws, and have the right to terminate those relationships should we determine a distributor is in material non-compliance, we cannot ensure that our foreign distributors and sales agents will steadfastly comply with all such laws. If we fail to manage these risks effectively, we may not be able to continue our international operations, and our business, financial condition and results of operations may be materially adversely affected.

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

In particular, the formulation, manufacturing, packaging, labeling, distribution, importation, marketing, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies, including the FDA, FTC and CPSC, the EPA and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, stored and sold. The FDC Act and FDA regulations require that the manufacturing processes of our facilities and third-party manufacturers of U.S. products must also comply with the FDA’s cGMPs. The FDA inspects our facilities and those of our third-party manufacturers periodically to determine if we and our third-party manufacturers are complying with cGMPs.

Following a halt in inspections during the early phases of COVID-19, the FDA has increased inspection activity globally, which has resulted in production delays and exacerbated supply chain issues. The health regulatory bodies of other countries have their own regulations and standards, which may impose additional requirements beyond the U.S. FDA cGMPs. In addition, our and our suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and some suppliers by the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products and their constituent materials and components are manufactured and sold. We have successfully moved the manufacture of certain of our more highly regulated products to our own manufacturing facilities, which will subject our facility to increased regulatory requirements and scrutiny with respect to both our existing and new operations there.

If we or our third-party manufacturers or distributors fail to comply with applicable regulations, we could become subject to enforcement actions, significant penalties or claims, which could materially adversely affect our business, financial condition and results of operations. In addition, we or our third-party manufacturers or distributors could be required to:

•Suspend manufacturing operations;

•Modify product formulations or manufacturing processes;

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

In addition, our or our third-party manufacturers' or distributors' failure to comply with FDA, FTC, EPA or any other federal and state regulations, or with similar regulations in foreign markets, that cover our product registrations, product claims or advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties, litigation by private parties, or otherwise materially adversely affect the distribution and sale of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to increasing focus on Environmental and Sustainability issues.

While we seek to maintain sustainable operations that are both operationally and financially beneficial to our business, and contribute to the health and wellness of the communities in which we operate, we may experience reduced demand for our products and loss of customers if we do not meet their expectations, which could result in a material adverse effect on our financial condition and results of operations. Land use, water use, carbon emissions, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other sustainability concerns remain key topics with federal, state and local governments, non-governmental organizations, our customers, consumers and investors, which may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with developing, manufacturing and distributing our products. We could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our debt or common stock if we do not meet their sustainability expectations. For example, since 2020, some of our major customers requested that we respond to various questionnaires to evaluate our sustainability efforts. Efforts to meet these standards could impact our costs resulting in reduced profits, and failure to meet our customers’ expectations could impact our sales and business reputation.

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

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trademarks, trade dress, patents and other technology) used in the manufacture and sale of certain of our products. In the event that any such license or manufacturing agreement expires or is otherwise terminated, we will lose the right to use the intellectual property covered by such license or agreement. Similarly, our rights could be reduced if the applicable licensor or third-party manufacturer fails to maintain or protect the licensed intellectual property, because, in such event, our competitors could obtain the right to use the intellectual property without restriction. If either of these intellectual property losses were to occur, we might not be able to develop or obtain replacement intellectual property at all or in a timely or cost-effective manner. Additionally, any modified products may not be well-received by customers. The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our business and sales due to our failure to meet consumer demand for the affected products or require us to incur costs for the development of new or different intellectual property, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, development of replacement products may be time-consuming and ultimately may not be feasible.

Virtually all of our assets consist of goodwill and intangible assets and are subject to impairment risk.

As our financial statements indicate, the majority of our assets consist of goodwill and intangible assets, principally the trademarks, tradenames and patents that we have acquired. On an annual basis, and otherwise when there is evidence that events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we assess the potential impairment of our goodwill and other intangible assets. If any of our brands sustain significant or prolonged declines in revenues or profitability or performance not in line with our expectations, the carrying value may no longer be recoverable, in which case a non-cash impairment charge may be recorded. In addition, unfavorable changes in economic factors used to estimate fair value of certain brands (including the discount rate) could indicate that the fair value no longer exceeds the carrying value. For example, if the Company’s brand performance is weaker than projections used in valuation calculations, the value of such brands may become impaired. In the event that such analysis would result in the fair value being lower than the carrying value, we would be required to record an impairment charge. A significant charge in our financial statements would negatively impact our financial condition and results of operations. We have recorded impairment charges resulting from changes in our long-term assumptions for certain brands, including the discount rate, future revenue growth, expected inflationary pressures and other long-term estimates. However, sustained or significant future declines in revenue, profitability, lost distribution, other adverse changes in expected operating results and/or unfavorable changes in economic factors used to estimate fair value of certain brands (including the discount rate) could indicate that the fair value no longer exceeds the carrying value, in which case a non-cash impairment charge may be recorded in future periods. Should the value of those assets or other assets become further impaired or our financial condition be materially adversely affected in any way, our intangible assets that could be sold to repay our liabilities would be reduced. As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

We rely significantly on information technology. Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

We rely extensively on our information technology systems, some of which are managed by third-party service providers, to manage the data, communications and business processes for all of our functions, including our marketing, sales (including e-commerce), manufacturing, logistics, customer service, accounting and administrative functions. These systems include programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, marketing and selling products to customers (including through e-commerce channels), customer order entry and order fulfillment, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data and other processes necessary to manage the Company's business.

We and certain of our suppliers and customers have been, and likely will continue to be, subject to malware, computer viruses, computer hacking, attempted acts of data theft, phishing, other cyber-attacks and employee error or malfeasance related to information technology systems. We do not believe that any of these attacks or events has had a material adverse impact on our business, but future attacks could result in a serious information security breach and have a material adverse impact on our business, results of operations or financial condition.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks and services of the Company, its customers and business partners, as well as the confidentiality, availability and integrity of the data of the Company, its customers and business partners. As a result, the Company's information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including system disruptions, catastrophic events, power outages, cyber-attacks and security breaches. To help guard against these possibilities, the Company provides quarterly employee security training and maintains a compliance program with updated security policies to help evaluate and address potential threats and attacks. The Company has also conducted regular security audits by an outside firm based on the National Institute of Standards and Technology ("NIST") standards to address any potential service interruptions or vulnerabilities. Management regularly reports to the Company’s Board on information security risks and audit results. The Company has implemented a comprehensive Cybersecurity Incident Response Plan designed to promptly identify, assess, and respond to potential cybersecurity threats and incidents. This plan includes a structured escalation matrix that defines incident severity levels and corresponding response protocols. In accordance with the plan, material cybersecurity matters are escalated to the Audit Committee of the Board of Directors. Further, the Company has implemented continuity and recovery plans in the event of a disruption. However, if these plans do not provide effective protection, the Company may suffer interruptions in its ability to manage or conduct its operations, including in all of the Company’s functions described above, which may adversely affect its business and results of operations. The Company maintains security risk insurance in the event of a cybersecurity breach or incident; however, the coverage may not be sufficient to cover all losses. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.

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

As we conduct our operations, we move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting. Numerous local, municipal, state, federal and international law and regulations address privacy and security including but not limited to the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, and the California Consumer Privacy Act. These privacy and security laws and regulations change frequently, and new legislation continues to be introduced, with over a dozen U.S. states having adopted privacy laws. In Europe, the European Union’s ("EU") General Data Protection Regulation (the “GDPR”) greatly increases the jurisdictional reach of EU law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. In addition, it is important to note that many countries are following the EU in producing a broad omnibus law in relation to privacy protection. We may not be able to comply with all of these evolving compliance and operational requirements and to do so may impose significant costs that are likely to increase over time.

In addition, the rapid evolution and growing adoption of artificial intelligence ("AI") and machine learning technologies presents emerging risks to the security of our information, as well as the information of our customers and business partners. As with cybersecurity risks, the use of AI by our employees, or by our customers and business partners, could result in the loss or unauthorized disclosure of sensitive information.

In addition to our existing business continuity and incident response plans, which are designed to address cybersecurity incidents, the Company has implemented an internal AI policy. This policy restricts the use of AI technologies by requiring employees to obtain prior approval from the Company’s Vice President of Information Technology, in order to evaluate any potential security, compliance, or operational risks. Nonetheless, the use of AI by our employees, suppliers and customers could expose our confidential information or those of our stakeholders, which could have a material adverse impact on our business reputation. At this time, the Company has no immediate plans to launch proprietary AI tools. In the medium term, we may explore the use of AI-powered tools for our employees and features on our websites to assist customers with inquiries related to our products.

Risks Related to our Financing

Our current indebtedness could adversely affect our financial condition and we may incur substantially more debt in the future.

At March 31, 2025, our total indebtedness, including current maturities, was approximately $1.0 billion.

Our indebtedness could:

•Increase our vulnerability to general adverse economic and industry conditions;

•Require us to dedicate a substantial portion of our cash flow from operations toward repayment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, investments and other general corporate purposes;

•Limit our ability to fund potential acquisitions;

•Limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•Place us at a competitive disadvantage compared to our competitors that have less debt; and

•Limit, among other things, our ability to borrow additional funds on favorable terms or at all.

The terms of the indentures governing our 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes") and our 5.125% senior unsecured notes due January 15, 2028 (the "2019 Senior Notes"), and the credit agreement governing our revolving credit facility, allow us to issue and incur additional debt only upon satisfaction of the conditions set forth in those respective agreements. If new debt is added to current debt levels, the related risks described above could increase.

At March 31, 2025, we had $165.7 million of borrowing capacity available under our revolving credit facility to support our operating activities. We currently have no balance on our revolving credit facility, but future borrowings would be subject to variability in interest rates which could potentially limit our ability to fund working capital, capital expenditures and acquisitions.

Our capital structure and ability to engage in strategic transactions is limited in significant respects by the restrictive covenants in our revolving credit facility and the indentures governing our senior notes.

Our revolving credit facility and the indentures governing our senior notes impose restrictions that could impede our ability to enter into certain corporate transactions, as well as increase our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions limit our ability to, among other things:

•Borrow money or issue guarantees;

•Pay dividends, repurchase stock from, or make other restricted payments to, stockholders;

•Make investments or acquisitions;

•Use assets as security in other transactions;

•Sell assets or merge with or into other companies;

•Enter into transactions with affiliates;

•Sell stock in our subsidiaries; and

Our ability to engage in these types of transactions is generally limited by the terms of the revolving credit facility and the indentures governing the senior notes, even if we believe that a specific transaction would positively contribute to our future growth, operating results or profitability.

In addition, our revolving credit facility requires us to maintain certain fixed charge ratios. Although we believe we can continue to meet and/or maintain the financial covenants contained in our credit agreement, our ability to do so may be affected by events outside our control. Covenants in our revolving credit facility also require us to use 100% of the proceeds we receive from non-permitted debt issuances or certain issuances of refinancing debt to repay outstanding borrowings under our senior credit facility. Any failure by us to comply with the terms and conditions of the credit agreement and the indentures governing the senior notes could result in an event of default, which may allow our creditors to accelerate our debt and therefore have a material adverse effect on our financial condition.

The senior credit facility and the indentures governing the senior notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.

The revolving credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement. Failure to make a payment required by the indentures governing the senior notes may lead to an event of default under the indentures governing the senior notes and any outstanding balance under the revolving credit facility. If the debt under the revolving credit facility and indentures governing the senior notes were accelerated, the aggregate amount immediately due and payable as of March 31, 2025 would have been approximately $1.0 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2025, the book value of our current assets was $448.3 million.  Although the book value of our total assets was $3,402.2 million, approximately $2,822.8 million was in the form of intangible assets, including goodwill of $527.4 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

Any failure to comply with the restrictions of any of our current or subsequent financing agreements may result in an event of default. Such default may allow the creditors to accelerate the related debt, as well as any other debt to which the cross-acceleration or cross-default provisions apply. In addition, the lenders may be able to terminate any commitments they had made to supply us with additional funding. As a result, any default by us under our credit agreement, indentures governing the senior notes or any other financing agreement could have a material adverse effect on our financial condition.

General Risk Factors

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of, and from time to time in the ordinary course of business we are involved in, litigation by employees, customers, consumers, suppliers, competitors, regulators, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend current and future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer or consumer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable. For example, although our marketing is evidence-based, consumers and competitors may challenge, and have in the past challenged, certain of our marketing claims by alleging, among other things, false and misleading advertising with respect to certain of our products. Such challenges could result in our having to pay monetary damages or limit our ability to maintain current marketing claims. Conversely, we have, and may be required in the future to, initiate litigation against others to protect the value of our intellectual property and the related goodwill or enforce an agreement or contract that has been breached. These matters may be time consuming and expensive, but may be necessary to protect our assets and realize the benefits of the agreements and contracts that we have negotiated. As a result, litigation may adversely affect our business, financial condition and results of operations.

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

Our amended and restated certificate of incorporation provides that our Board of Directors is authorized to issue from time to time, without further stockholder approval, up to five million shares of preferred stock in one or more series of preferred stock issuances. Our Board of Directors may establish the number of shares to be included in each series of preferred stock and determine, as applicable, the voting and other powers, designations, preferences, rights, qualifications, limitations and restrictions for such series of preferred stock. The shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders. The shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights and by the creation of class or series voting rights.

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

•Changes in accounting principles; and

•Changes in tax laws or related interpretations, accounting standards, regulations and interpretations in multiple tax jurisdictions in which we operate.

Significant judgment is required to determine the recognition and measurement of the attributes prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740. As a multinational corporation, we conduct our business in several countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is dependent upon the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
We recognize the importance of data privacy and security and are committed to safeguarding and protecting our own confidential information and other confidential information shared with us. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of all our critical systems and information, which is integrated into our overall risk management program. This cybersecurity risk management program involves the strategic planning, operation, implementation and monitoring of cybersecurity practices within our organization. Our cybersecurity program also includes a comprehensive incident response plan ("IRP") to respond to security breaches and cyberattacks.

In addition, our cybersecurity IRP is part of our overall Information Security Program, which is led by the Company’s Information Technology ("IT") Vice President ("VP") and Chief Information Security Officer ("CISO") and is overseen by the Company’s Chief Financial Officer & Chief Operating Officer ("CFO & COO").

The IRP is designed to protect and preserve the confidentiality, integrity and continued availability of all confidential information in the care of the Company and the information systems owned or used by the Company, as well as the Company’s ability to operate. Our cybersecurity IRP includes controls and procedures for timely and accurate reporting of any cybersecurity incident. In accordance with the plan, material cybersecurity incidents are escalated to the Audit Committee of the Board of Directors. We design and assess our program based on the NIST Cybersecurity Framework.

Our cybersecurity risk management program includes the following:

•An ongoing process of identifying, evaluating and addressing our cybersecurity threats;

•A security team responsible for managing our cybersecurity risk, assessment processes, security controls and responses for security breaches and cyberattacks;

•The use of external service providers, where appropriate, to assess, perform tabletop exercises, or otherwise assist with aspects of our security controls designed to anticipate cyberattacks and respond to breaches. Procedures include annual internal vulnerability scans and external penetration tests;

•Regular cybersecurity awareness training for all employees to provide a better understanding of the issues and risks related to cybersecurity and data privacy. We realize that cybersecurity is not just the job of the IT security team; the Company and all employees play a critical role in managing the risk;

•Phishing and other exercises performed by our IT department periodically throughout the year to test our systems and reinforce the training provided to all personnel;

•A cybersecurity incident response plan managed by our VP of IT/CISO, which includes procedures for responding to cybersecurity incidents and is designed to protect and preserve the confidentiality, integrity and continued availability of information possessed by the Company;

•A third-party cybersecurity risk management process for service providers, suppliers and vendors performed throughout the year.

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

Cybersecurity Governance
Our Board of Directors considers cybersecurity risk a part of its overall risk oversight function. The VP of IT/CISO reports to the CFO & COO, who regularly reports to the Board of Directors and Audit Committee regarding cybersecurity risks and our risk management program.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including reviewing risk assessments and policies with respect to the Company’s IT systems, privacy, information governance and cybersecurity management. The Audit Committee meets with management at least annually, and as necessary, to review the Company’s IT security program, compliance and controls with the CFO & COO and/or CISO, including the potential impact of data privacy risk exposures on the Company’s business, financial results, operations and reputation, the steps management has taken to monitor and mitigate such exposures, and major legislative and regulatory developments that could materially impact the Company’s data privacy risk exposure.

Our VP of IT/CISO and CFO & COO are responsible for assessing and managing our material risks from cybersecurity threats. The cyber security risk management team is led by our VP of IT/CISO, who has significant experience across digital innovation and technology-enabled growth, information security, infrastructure, operations and compliance. The team, which includes personnel with Certified Information Systems Security Professional ("CISSP") certification from the International Information System Security Certification Consortium, has primary responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Members of our executive leadership team, including our CFO & COO and our Senior Vice President and General Counsel, as well as the other members as needed, supervise efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

We lease our corporate headquarters located in Tarrytown, New York.  Primary functions performed at the Tarrytown facility include marketing, sales, operations, quality control, regulatory affairs, finance, information technology and legal.  The lease expires on December 31, 2027.

Our logistics provider, GEODIS Logistics LLC ("GEODIS"), leases a warehouse on our behalf in Clayton, Indiana. This property serves as our primary warehouse. The lease expires on February 28, 2030.

We own an office and manufacturing facility in Lynchburg, Virginia. We also own and operate a manufacturing facility in Victoria, Australia.

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

Holders

As of April 28, 2025, there were 15 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

Common Stock
We have not in the past paid, and do not expect to pay, cash dividends on our common stock.  Instead, we anticipate that all of our earnings in the foreseeable future will be used in our operations, to facilitate strategic acquisitions, to repurchase our common stock, or to pay down indebtedness.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions limiting our ability to declare and pay cash dividends, including restrictions under the indentures governing our senior notes and any other considerations our Board of Directors deems relevant.

Additional information required to be disclosed by this Item will be contained in the Company’s 2025 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	38,216	$74.43	38,216	$256,959
February 1 to February 28, 2025	33,783	$85.40	33,783	$254,074
March 1 to March 31, 2025	65,725	$84.94	65,725	$248,491
Total	137,724		137,724
(a) These repurchases were made pursuant to our share repurchase program, which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock.

PERFORMANCE GRAPH
The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2020, with the cumulative total stockholder return for the Russell 2000 Index, Standard & Poor's SmallCap 600 Index and our peer group indexes. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index. The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2020.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded. Tupperware Brands Corporation and Hostess Brands, Inc., which were included in the Old Peer Group, were replaced in the New Peer Group as they ceased to be a relevant peer because Tupperware filed for bankruptcy and Hostess was acquired. Utz Brands, Inc. and Amphastar Pharmaceuticals, Inc. were added as replacements based on their similar financial profile.

Comparison of Cumulative Total Return

Prestige Consumer Healthcare Inc.
Russell 2000 Index
S&P SmallCap 600 Index
New Peer Group
Old Peer Group
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2020
2021
2022
2023
2024
2025

ASSUMES $100 INVESTED ON MAR. 31, 2020
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2025

	March 31,
Company/Market/Peer Group	2020	2021	2022	2023	2024	2025
Prestige Consumer Healthcare Inc.	$100.00	$120.17	$144.33	$170.73	$197.77	$234.29
Russell 2000 Index	100.00	194.85	183.57	162.27	194.25	186.46
S&P SmallCap 600 Index	100.00	195.33	197.73	180.30	209.02	201.95
New Peer Group Index (1)	100.00	157.80	154.26	132.60	138.58	164.93
Old Peer Group Index (2)	100.00	160.17	159.41	135.29	142.59	175.60
(1) The New Peer Group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Utz Brands, Inc. , (vii) Pacira BioSciences, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Water Corporation, (xiii) Amphastar Pharmaceuticals, Inc., (xiv) Usana Health Sciences, Inc. and (xv) Corcept Therapeutics Incorporated.
(2) The Old Peer Group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Vista Outdoors, Inc., (vi) Tupperware Brands Corporation, (vii) Pacira BioSciences, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Water Corporation, (xiii) Hostess Brands, Inc., (xiv) Usana Health Sciences, Inc. and (xv) Corcept Therapeutics Incorporated.

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

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name OTC health and personal care products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to create our competitive advantage.

We have grown our product portfolio both organically and through acquisitions. We develop our existing brands by investing in new product lines, brand extensions and strong advertising support. Acquisitions of consumer health and personal care brands have also been an important part of our growth strategy. We have acquired well-recognized brands from consumer products and pharmaceutical companies and private equity firms. While certain of these brands have long histories of brand development and investment, we believe that, at the time we acquired them, many were considered “non-strategic” by their previous owners. As a result, these acquired brands did not benefit from adequate management focus and marketing support during the period prior to their acquisition, which created opportunities for us to reinvigorate these brands and improve their performance post-acquisition. After adding a brand to our portfolio, we seek to increase its sales, market share and distribution in both existing and new channels through our established retail distribution network. We pursue this growth through increased spending on advertising and marketing support, new sales and marketing strategies, improved packaging and formulations and innovative development of brand extensions.

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events and evolving U.S. and international tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a shift in many markets to purchasing our products online, and could see changes in retailer purchasing patterns due to the uncertain economic environment.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations, and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including further global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

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

Provisions for certain rebates, customer promotional programs, product returns and discounts to customers are accounted for as variable consideration and recorded as a reduction in sales.

We record an estimate of future product returns, chargebacks and logistics deductions concurrent with recording sales, which is made using the most likely amount method that incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings and (vi) the impact of changes in product formulation, packaging and advertising.

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

Goodwill and Intangible Assets
At March 31, 2025 and 2024, goodwill and intangible assets were apportioned among similar product groups within our operating segments as follows:

	March 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$498,936	$28,489	$527,425

Intangible assets
Indefinite-lived	2,068,752	68,234	2,136,986
Finite-lived	141,234	17,130	158,364
Intangible assets, net	2,209,986	85,364	2,295,350
Total	$2,708,922	$113,853	$2,822,775

	March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$498,936	$28,797	$527,733

Intangible assets
Indefinite-lived	2,092,853	74,309	2,167,162
Finite-lived	135,932	17,489	153,421
Intangible assets, net	2,228,785	91,798	2,320,583
Total	$2,727,721	$120,595	$2,848,316

At March 31, 2025, the brands with the highest carrying value were Monistat, BC/Goody's, Summer's Eve, TheraTears and Fleet, comprising 58.6% of our total intangible assets value.

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

After consideration of the factors described above, as well as current economic conditions and changing consumer behavior, management prepares a determination of an intangible asset’s value and useful life based on its analysis.  Under accounting guidelines, goodwill is not amortized and must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount.  In a similar manner, indefinite-lived assets are not amortized.  They are also subject to an annual impairment test or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Additionally, at each reporting period an evaluation must be made to determine whether events and circumstances continue to support an indefinite useful life.  Intangible assets with finite lives are amortized over their respective estimated useful lives and must also be tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceeds its fair value.

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

We have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment, as discussed below.  Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds carrying value, in which case additional non-cash impairment charges may be recorded in future periods.

Goodwill
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. As of February 28, 2025 (our annual impairment review date), we had 13 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values. In addition, we considered our market capitalization at February 28, 2025, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. An impairment charge is then recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. In performing the discounted cash flow analysis, management considers current information and assumptions regarding future sales, gross margins and advertising and marketing expenses; the discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation. Future events, such as competition, changing consumer needs, technological advances and changes in advertising support for our trademarks and tradenames, could cause subsequent evaluations to utilize different assumptions. Additionally, should the related fair value of goodwill be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances or changes in advertising and marketing expenses, we may be required to record additional impairment charges in the future.

At February 28, 2023, in conjunction with the annual test for goodwill impairment, which coincided with our annual strategic planning process, we recorded an impairment charge of $48.8 million to adjust the carrying amount of goodwill related to our North American Women's Health and North American Oral Care reporting units. The impairment charges were primarily a result of increased discount rates due to macroeconomic conditions.

At February 29, 2024 and February 28, 2025, in conjunction with the annual tests for goodwill impairment, which coincided with our annual strategic planning process, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken in either period.

Our analysis at February 28, 2025 determined that all reporting units had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units' fair value being less than their carrying value. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would not have resulted in any of our reporting units' fair value being less than their carrying value.

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

As part of our annual impairment test conducted on February 28, 2025, we recognized impairment charges totaling $6.6 million. These charges pertain to non-strategic indefinite-lived intangible assets, reflecting a deliberate shift in sales toward other strategic brands within our portfolio. Of the $6.6 million impairment charge, $4.1 million was associated with our North American OTC Healthcare segment, while $2.4 million impacted our International OTC Healthcare segment.

Additionally, our analysis as of February 28, 2025 confirmed that all other indefinite-lived intangible assets had a fair value exceeding their carrying value by at least 10%.

We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an additional impairment charge of $1.4 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets would have resulted in an additional impairment charge of $1.9 million.

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

Our analysis at February 28, 2023 concluded that the fair value of several of our non-strategic finite-lived intangible assets did not exceed their carrying values, and as such, impairment charges of $22.7 million were recorded. The impairment charges were the result of our reassessment of the long-term sales projections for the associated non-strategic brands during our annual planning cycle, the largest of which pertained to the strategic exit of our DenTek private label business. The finite-lived trademarks impaired are all part of the North American OTC Healthcare segment.

At February 29, 2024, in conjunction with the annual test for impairment of finite-lived intangible assets, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

Our analysis at February 28, 2025 concluded that the fair value of several non-strategic finite-lived intangible assets did not exceed their carrying values, and as such, impairment charges of $5.9 million were recorded. These charges relate to non-strategic finite-lived intangible assets, driven by a deliberate shift in sales toward other strategic brands within our portfolio. The impairments were predominantly associated with our North American OTC Healthcare segment.

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

•Type of instrument (i.e., restricted shares, stock options or performance shares);
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

Results of Operations

2025 compared to 2024

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2025 and 2024.

					Increase (Decrease)
(In thousands)	2025	%	2024	%	Amount	%
North American OTC Healthcare
Analgesics	$112,173	9.9	$111,996	10.0	$177	0.2
Cough & Cold	82,533	7.3	93,575	8.3	(11,042)	(11.8)
Women's Health	216,335	18.9	217,103	19.3	(768)	(0.4)
Gastrointestinal	174,891	15.4	160,889	14.3	14,002	8.7
Eye & Ear Care	158,858	14.0	156,553	13.9	2,305	1.5
Dermatologicals	120,770	10.6	123,288	11.0	(2,518)	(2.0)
Oral Care	81,868	7.2	83,212	7.4	(1,344)	(1.6)
Other OTC	12,582	1.1	11,644	1.0	938	8.1
Total North American OTC Healthcare	960,010	84.4	958,260	85.2	1,750	0.2

International OTC Healthcare
Analgesics	5,524	0.5	5,455	0.5	69	1.3
Cough & Cold	23,681	2.1	25,445	2.3	(1,764)	(6.9)
Women's Health	20,496	1.8	23,318	2.1	(2,822)	(12.1)
Gastrointestinal	81,052	7.1	70,721	6.2	10,331	14.6
Eye & Ear Care	24,464	2.2	22,870	2.0	1,594	7.0
Dermatologicals	8,177	0.7	5,814	0.5	2,363	40.6
Oral Care	13,162	1.2	13,093	1.2	69	0.5
Other OTC	1,196	—	381	—	815	213.9
Total International OTC Healthcare	177,752	15.6	167,097	14.8	10,655	6.4
Total Consolidated	$1,137,762	100.0	$1,125,357	100.0	$12,405	1.1

Total segment revenues for 2025 were $1,137.8 million, an increase of $12.4 million, or 1.1%, versus 2024.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $1.8 million, or 0.2%, during 2025 versus 2024. The $1.8 million increase was primarily attributable to an increase in sales in the Gastrointestinal category, partly offset by a decrease in sales in the Cough & Cold category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $10.7 million, or 6.4%, during 2025 versus 2024. The $10.7 million increase was mainly attributable to an increase in sales in the Gastrointestinal and Dermatologicals categories, partly offset by a decrease in sales in the Women's Health and Cough & Cold categories.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2025 and 2024.

(In thousands)					Increase (Decrease)
Gross Profit	2025	%	2024	%	Amount	%
North American OTC Healthcare	$531,139	55.3	$528,899	55.2	$2,240	0.4
International OTC Healthcare	103,324	58.1	95,549	57.2	7,775	8.1
	$634,463	55.8	$624,448	55.5	$10,015	1.6

Gross profit for 2025 increased $10.0 million, or 1.6%, versus 2024. As a percentage of total revenues, gross profit increased to 55.8% in 2025 from 55.5% in 2024, primarily due to an increase in revenue and a decrease in freight costs in our North American OTC Healthcare segment.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $2.2 million, or 0.4%, during 2025 versus 2024.  As a percentage of North American OTC Healthcare revenues, gross profit increased to 55.3% during 2025 from 55.2% during 2024.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $7.8 million, or 8.1%, during 2025 versus 2024. As a percentage of International OTC Healthcare revenues, gross profit increased to 58.1% during 2025 from 57.2% during 2024, primarily due to an increase in revenue and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2025 and 2024.

(In thousands)					Increase (Decrease)
Contribution Margin	2025	%	2024	%	Amount	%
North American OTC Healthcare	$401,708	41.8	$397,405	41.5	$4,303	1.1
International OTC Healthcare	77,032	43.3	73,728	44.1	3,304	4.5
	$478,740	42.1	$471,133	41.9	$7,607	1.6

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $4.3 million, or 1.1%, during 2025 versus 2024. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment increased to 41.8% during 2025 from 41.5% during 2024. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit margin noted above and decreased advertising and marketing spend in North America during 2025.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $3.3 million, or 4.5%, during 2025 versus 2024. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment decreased to 43.3% during 2025 from 44.1% during 2024. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing spend internationally in 2025.

General and Administrative
General and administrative expenses were $108.2 million for 2025 versus $106.2 million for 2024. The increase in general and administrative expenses was primarily due to increases in compensation costs and professional fees.

Depreciation and Amortization
Depreciation and amortization expense was $21.3 million for 2025 versus $22.6 million for 2024. The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense due to certain intangible assets being fully amortized during 2025.

Tradename Impairment
In 2025, our annual impairment test resulted in total impairment charges of $12.5 million. This includes $6.6 million related to non-strategic indefinite-lived intangible assets and $5.9 million related to non-strategic finite-lived assets. The impairments primarily reflected the deliberate shift in sales toward other strategic brands within our portfolio. Of the total charges, $10.0 million pertain to our North American OTC Healthcare segment, while $2.5 million relates to our International OTC Healthcare segment.

Interest Expense, Net
Interest expense, net was $47.6 million during 2025 versus $67.2 million during 2024.  The average cost of borrowing decreased to 4.7% for 2025 from 5.4% for 2024. The average indebtedness decreased to $1.1 billion during 2025 from $1.3 billion in 2024.

Income Taxes
The provision for income taxes during 2025 was $69.6 million versus $66.7 million in 2024.  The effective tax rate on income before income taxes was 24.5% during 2025 versus 24.2% during 2024. The increase in the effective tax rate in 2025 compared to 2024 was due to the mix of earnings in the U.S. and foreign jurisdictions.

Results of Operations
2024 compared to 2023

For a discussion of fiscal 2024 compared to 2023, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K, filed with the SEC on May 15, 2024.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings.  Our principal uses of cash are for operating expenses, debt service, capital expenditures, share repurchases and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard. See "Economic Environment" above with respect to current uncertainties facing us from a liquidity perspective.

	Year Ended March 31,			$ Change
(In thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$251,515	$248,926	$229,716	$2,589	$19,210
Investing activities	(17,452)	(20,111)	(11,584)	2,659	(8,527)
Financing activities	(182,075)	(241,015)	(185,846)	58,940	(55,169)
Effects of exchange rate changes on cash and cash equivalents	(573)	180	(982)	(753)	1,162
Net change in cash and cash equivalents	$51,415	$(12,020)	$31,304	$63,435	$(43,324)

2025 compared to 2024

Operating Activities
Net cash provided by operating activities was $251.5 million for 2025 compared to $248.9 million for 2024.  The $2.6 million increase in net cash provided by operating activities was due to an increase in net income before non-cash items, partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $17.5 million for 2025 compared to $20.1 million for 2024.  The decrease of $2.7 million in net cash used in investing activities was primarily due to a decrease in capital expenditures of $1.3 million and changes in a short-term loan receivable of $1.2 million.

Financing Activities

Net cash used in financing activities was $182.1 million for 2025 compared to $241.0 million for 2024. The decrease of $58.9 million was primarily due to a decrease in debt repayments of $90.0 million, partly offset by an increase in the repurchase of shares of our common stock in conjunction with our share repurchase program of $26.5 million and a decrease in proceeds from the exercise of stock options of $3.3 million.

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

Capital Resources

2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the “Borrower") entered into a senior secured credit facility, which originally consisted of (i) a $660.0 million term loan with a 7-year maturity (the "2012 Term Loan") and (ii) a $50.0 million asset-based revolving line of credit with a 5-year maturity (the "2012 ABL Revolver"). In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver to the current amount of $200.0 million, reduced our borrowing rate on the 2012 ABL Revolver and made several other changes to the 2012 ABL Revolver. We have also amended the 2012 Term Loan several times. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic wholly-owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6"), to the 2012 Term Loan. Term Loan Amendment No. 6 provided for, among other things, (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans (the "Term B-5 Loans") in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and (iii) an extension of the maturity date of the 2012 Term Loan to July 1, 2028. Under Term Loan Amendment No. 6, we were required to make quarterly payments each equal to 0.25% of the aggregate principal amount of the 2012 Term Loan.

The net proceeds from the new class of Term B-5 Loans were used to refinance our outstanding term loans, finance the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), and pay fees and expenses incurred in connection with these transactions.

On June 12, 2023, we entered Amendment No. 7 to the 2012 Term Loan ("Term Loan Amendment No. 7"), effective July 1, 2023. Term Loan Amendment No. 7 provided for the replacement of LIBOR with SOFR as our reference rate for the 2012 Term Loan.
On April 4, 2023, we entered into Amendment No. 8 ("ABL Amendment No. 8") to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with SOFR as our reference rate for the 2012 ABL Revolver.
On December 8, 2023, we entered into Amendment No. 9 ("ABL Amendment No. 9") to the 2012 ABL Revolver. ABL Amendment No. 9 provides for (i) an increase in the aggregate revolving commitment of the facility from $175.0 million to $200.0 million, (ii) an extension of the maturity date of the 2012 ABL Revolver to December 8, 2028 and (iii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including increased flexibility related to restricted payments, debt incurrence and borrowing base calculations. There were no changes to interest terms as a result of this amendment.

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

2021 Senior Notes:
On March 1, 2021, the Borrower issued $600.0 million aggregate principal amount of 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes") pursuant to an indenture dated March 1, 2021, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our then-outstanding 2016 senior notes issued on February 19, 2016 and March 21, 2018, which were due in 2024, and to pay related fees and expenses.

Interest, Redemptions and Restrictions:

For the year ended March 31, 2025, during the period it was outstanding, the average interest rate on the 2012 Term Loan was 7.1%. For the year ended March 31, 2024, the average interest rate on the 2012 Term Loan was 7.3%. There were no borrowings under the 2012 ABL Revolver at any time during 2025 or 2024. We also had amortization related to our long-term debt of $1.8 million and $5.2 million for 2025 and 2024, respectively. During fiscal 2025, we repaid the balance of our 2012 Term Loan and terminated all related commitments.

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

The credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes.

As of March 31, 2025, we had an aggregate of $1.0 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes due January 15, 2028; and
•$600.0 million of 3.750% 2021 Senior Notes due April 1, 2031.

As of March 31, 2025, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $165.7 million.

Debt Covenants
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain fixed charge ratios.  Specifically, we must:

•Have a fixed charge ratio of greater than 1.0 to 1.0 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve months consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the agreement.

At March 31, 2025, we were in compliance with the applicable financial and restrictive covenants under the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will continue to be in compliance with the financial and restrictive covenants during fiscal 2026.

Commitments

As of March 31, 2025, we had ongoing commitments under various contractual and commercial obligations as follows:

	Payments Due by Period
(In millions)		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,000.0	$—	$400.0	$—	$600.0
Interest on long-term debt (1)	195.7	43.7	84.0	45.5	22.5
Purchase obligations:
Inventory costs (2)	191.5	182.5	7.4	1.6	—
Other costs (3)	38.7	29.7	5.4	3.4	0.2
Operating leases	28.8	5.9	11.9	10.0	1.0
Finance leases	23.1	2.5	5.5	5.7	9.4
Total contractual cash obligations (4)	$1,477.8	$264.3	$514.2	$66.2	$633.1

(1)Represents the estimated interest obligations on the outstanding balances at March 31, 2025 of the 2021 Senior Notes, 2019 Senior Notes and 2012 ABL Revolver, assuming scheduled principal payments (based on the terms of the loan agreements). We estimate our future obligations for interest on our variable rate debt, made up of interest on the unused portion of our ABL, by assuming the weighted average interest rate in effect on the variable rate debt obligation at March 31, 2025 remains constant into the future. This is an estimate, as actual rates will vary over time. In addition, we assume that the average balance outstanding for the last month of fiscal 2025 remains the same for the remaining term of the agreement. The actual balance outstanding may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations. Estimated interest obligations would be different under different assumptions regarding interest rates or timing of principal payments.
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

Inflation

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, labor costs, transportation costs, tariffs and overhead may adversely affect our operating results and financial condition.  Although we do not believe that inflation has had a material impact on our financial condition or results of operations for the three most recent fiscal years, supply and labor disruptions may have an inflationary impact on our costs and a high rate of inflation in the future could have a material adverse effect on our financial condition and results of operations.  More volatility in crude oil prices may have an adverse impact on transportation costs, as well as certain petroleum based raw materials and packaging material.  Although we make efforts to minimize the impact of inflationary factors, including by raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies or other raw materials used in our products may have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk because our 2012 ABL Revolver is variable rate debt.  At March 31, 2025, the 2012 ABL had a zero balance and therefore none of our debt carried a variable rate of interest at March 31, 2025.

Foreign Currency Exchange Rate Risk

During the years ended March 31, 2025 and 2024, approximately 15.7% and 14.2%, respectively, of our net revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2025 and 2024. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 3.7% impact on pre-tax income of approximately $10.6 million for the year ended March 31, 2025 and a 3.3% impact on pre-tax loss of approximately $9.0 million for the year ended March 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 85.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Audited Financial Statements
March 31, 2025

Management's Annual Report on Internal Control over Financial Reporting

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2025.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2025.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2025, which appears below.

Prestige Consumer Healthcare Inc.
May 9, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Consumer Healthcare Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prestige Consumer Healthcare Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Tradename Impairment Assessments – Summer’s Eve and Monistat

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames, net balance was $2,137 million as of March 31, 2025, of which a portion relates to the carrying values for Summer’s Eve and Monistat indefinite-lived tradenames. Indefinite-lived intangible assets are tested for impairment at the individual asset level at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Management utilized the excess earnings method to estimate the fair value of individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include the discount rate, as well as future sales, gross margins, and advertising and marketing expenses.

The principal considerations for our determination that performing procedures relating to the indefinite-lived tradename impairment assessments of the Summer’s Eve and Monistat tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Summer’s Eve and Monistat indefinite-lived tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, future sales, gross margins, and advertising and marketing expenses; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived tradename impairment assessments, including controls over the valuation of the Summer’s Eve and Monistat indefinite-lived tradenames. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Summer’s Eve and Monistat indefinite-lived tradenames; (ii) evaluating the appropriateness of the excess earnings method used by management; (iii) testing the completeness and accuracy of underlying data used in the excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, future sales, gross margins, and advertising and marketing expenses. Evaluating management’s assumptions related to future sales, gross margins, and advertising and marketing expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brands; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the discount rate assumption.

Goodwill Impairment Assessment – North American Women’s Health Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $527.4 million as of March 31, 2025, of which a significant portion relates to the carrying value for the North American Women’s Health reporting unit. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. Management utilized the discounted cash flow method to estimate the fair value of its reporting units. The estimates and assumptions made in assessing the fair value of the reporting units are subject to significant uncertainties related to future sales, gross margins, advertising and marketing expenses, and the discount rate.

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
May 9, 2025

We have served as the Company’s auditor since at least 1999. We have not been able to determine the specific year we began serving as auditor of the Company.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended March 31,
(In thousands, except per share data)	2025	2024	2023
Revenues
Net sales	$1,136,581	$1,125,046	$1,127,618
Other revenues	1,181	311	107
Total revenues	1,137,762	1,125,357	1,127,725

Cost of Sales
Cost of sales excluding depreciation	494,416	492,786	494,883
Cost of sales depreciation	8,883	8,123	7,548
Cost of sales	503,299	500,909	502,431
Gross profit	634,463	624,448	625,294

Operating Expenses
Advertising and marketing	155,723	153,315	145,061
General and administrative	108,209	106,152	107,354
Depreciation and amortization	21,290	22,552	25,077
Goodwill and tradename impairment	12,466	—	370,217
Total operating expenses	297,688	282,019	647,709
Operating income (loss)	336,775	342,429	(22,415)

Other expense (income)
Interest expense, net	47,632	67,160	69,164
Other expense (income), net	4,954	(756)	2,336
Total other expense, net	52,586	66,404	71,500
Income (loss) before income taxes	284,189	276,025	(93,915)
Provision (benefit) for income taxes	69,584	66,686	(11,609)
Net income (loss)	$214,605	$209,339	$(82,306)

Earnings (loss) per share:
Basic	$4.32	$4.21	$(1.65)
Diluted	$4.29	$4.17	$(1.65)

Weighted average shares outstanding:
Basic	49,697	49,757	49,889
Diluted	50,080	50,178	49,889

Comprehensive income (loss), net of tax:
Currency translation adjustments	(3,083)	(2,940)	(12,076)
Unrecognized net (loss) gain on pension plans	(81)	9	334
Net loss on termination of pension plan	—	—	(790)
Total other comprehensive loss	(3,164)	(2,931)	(12,532)
Comprehensive income (loss)	$211,441	$206,408	$(94,838)
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2025	2024
Current assets
Cash and cash equivalents	$97,884	$46,469
Accounts receivable, net of allowance of $16,314 and $16,377, respectively	194,293	176,775
Inventories	147,709	138,717
Prepaid expenses and other current assets	8,442	13,082
Total current assets	448,328	375,043

Property, plant and equipment, net	74,548	76,507
Operating lease right-of-use assets	28,238	11,285
Finance lease right-of-use assets, net	25,056	1,541
Goodwill	527,425	527,733
Intangible assets, net	2,295,350	2,320,583
Other long-term assets	3,273	5,725
Total Assets	$3,402,218	$3,318,417

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,925	$38,979
Accrued interest payable	15,703	15,763
Operating lease liabilities, current portion	6,047	4,658
Finance lease liabilities, current portion	2,490	1,494
Other accrued liabilities	63,458	56,154
Total current liabilities	106,623	117,048

Long-term debt, net	992,357	1,125,804
Deferred income tax liabilities	419,594	403,596
Long-term operating lease liabilities, net of current portion	22,732	7,528
Long-term finance lease liabilities, net of current portion	20,624	172
Other long-term liabilities	5,391	9,185
Total Liabilities	1,567,321	1,663,333

Commitments and Contingencies – Note 16

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 56,010 shares at March 31, 2025 and 55,501 shares at March 31, 2024	560	555
Additional paid-in capital	593,402	567,448
Treasury stock, at cost – 6,501 shares at March 31, 2025 and 5,680 shares at March 31, 2024	(277,208)	(219,621)
Accumulated other comprehensive loss, net of tax	(37,659)	(34,495)
Retained earnings	1,555,802	1,341,197
Total Stockholders’ Equity	1,834,897	1,655,084
Total Liabilities and Stockholders’ Equity	$3,402,218	$3,318,417
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2022	54,430	$544	$515,583	4,151	$(133,648)	$(19,032)	$1,214,164	$1,577,611

Stock-based compensation	—	—	12,405	—	—	—	—	12,405
Exercise of stock options	205	2	7,370	—	—	—	—	7,372
Issuance of shares related to restricted stock	222	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,014	(55,466)	—	—	(55,466)
Net loss	—	—	—	—	—	—	(82,306)	(82,306)
Other comprehensive loss	—	—	—	—	—	(12,532)	—	(12,532)

Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084

Stock-based compensation	—	—	14,010	—	—	—	—	14,010
Exercise of stock options	441	5	18,084	—	—	—	—	18,089
Issuance of shares related to restricted stock	203	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,507)	—	—	(30,507)
Net income	—	—	—	—	—	—	209,339	209,339
Other comprehensive loss	—	—	—	—	—	(2,931)	—	(2,931)

Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084

Stock-based compensation	—	—	11,157	—	—	—	—	11,157
Exercise of stock options	303	3	14,799	—	—	—	—	14,802
Issuance of shares related to restricted stock	206	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	821	(57,587)	—	—	(57,587)
Net income	—	—	—	—	—	—	214,605	214,605
Other comprehensive loss	—	—	—	—	—	(3,164)	—	(3,164)

Balances at March 31, 2025	56,010	$560	$593,402	6,501	$(277,208)	$(37,659)	$1,555,802	$1,834,897
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2025	2024	2023
Operating Activities
Net income (loss)	$214,605	$209,339	$(82,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,173	30,675	32,625
Loss on sale or disposal of property and equipment	234	274	273
Deferred and other income taxes	14,409	23,070	(60,765)
Amortization of debt origination costs	1,754	5,240	4,364
Stock-based compensation costs	11,157	14,010	12,405
Non-cash operating lease cost	7,247	6,149	6,311
Impairment loss	12,466	—	370,217
Other	1,411	—	447
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(16,327)	(6,322)	(24,927)
Inventories	(9,314)	24,439	(42,225)
Prepaid expenses and other current assets	4,655	(8,214)	2,259
Accounts payable	(19,411)	(24,971)	7,258
Accrued liabilities	6,984	(16,217)	10,742
Operating lease liabilities	(7,630)	(7,134)	(6,687)
Other	(898)	(1,412)	(275)
Net cash provided by operating activities	251,515	248,926	229,716

Investing Activities
Purchases of property, plant and equipment	(8,224)	(9,550)	(7,784)
Acquisitions and other	(9,228)	(10,561)	(3,800)
Net cash used in investing activities	(17,452)	(20,111)	(11,584)

Financing Activities
Term Loan repayments	(135,000)	(225,000)	(135,000)
Borrowings under revolving credit agreement	—	—	20,000
Repayments under revolving credit agreement	—	—	(20,000)
Payment of debt costs	—	(769)	—
Payments of finance leases	(4,536)	(2,827)	(2,752)
Proceeds from exercise of stock options	14,802	18,089	7,372
Fair value of shares surrendered as payment of tax withholding	(5,832)	(5,508)	(5,466)
Repurchase of common stock	(51,509)	(25,000)	(50,000)
Net cash used in financing activities	(182,075)	(241,015)	(185,846)

Effects of exchange rate changes on cash and cash equivalents	(573)	180	(982)
Increase (decrease) in cash and cash equivalents	51,415	(12,020)	31,304
Cash and cash equivalents - beginning of year	46,469	58,489	27,185
Cash and cash equivalents - end of year	$97,884	$46,469	$58,489
Interest paid	$47,804	$63,248	$54,243
Income taxes paid	$52,117	$59,637	$40,739
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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events and evolving U.S. and international tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our end customers, including a shift in many markets to purchasing our products online, and could see changes in retailer purchasing patterns due to the uncertain economic environment.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations, and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes and the potential for further outbreaks of severe illnesses. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2025”) mean our fiscal year ended on March 31st of that year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  As discussed below, our most significant estimates include those made in connection with the valuation of intangible assets, stock-based compensation, fair value of debt, sales returns and allowances, trade promotional allowances, inventory obsolescence and accounting for income taxes and related uncertain tax positions.

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2025, approximately 11% of our cash is held by a bank in Australia and approximately 1% is held by a bank in Singapore. Substantially all of our remaining cash is held by a large U.S. domestic bank.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. Substantially all of the Company's cash balances at March 31, 2025 are uninsured.

Accounts Receivable
We extend non-interest-bearing trade credit to our customers in the ordinary course of business.  We maintain an allowance for credit losses based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, we (i) have established credit limits for all of our customer relationships, (ii) perform ongoing credit evaluations of customers’ financial condition, (iii) monitor the payment history and aging of customers’ receivables and (iv) monitor open orders against an individual customer’s outstanding receivable balance. Included within Accounts Receivable is also a short-term interest-bearing loan receivable from one of our suppliers.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined by using the first-in, first-out method.  We reduce inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value.  Factors utilized in the determination of estimated net realizable value include (i) product expiration dates, (ii) current sales data and historical return rates, (iii) estimates of future demand, (iv) competitive pricing pressures, (v) new product introductions and (vi) component and packaging obsolescence.

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
Revenue Recognition
Nature of Goods and Services
We recognize revenue from product sales. We primarily ship finished goods to our customers and operate in two segments: North American OTC Healthcare and International OTC Healthcare. The segments are based on differences in geographical area. The North American and International OTC Healthcare segments market a variety of personal care and OTC healthcare products in the following product groups: Analgesics, Cough & Cold, Women's Health, Gastrointestinal, Eye & Ear Care, Dermatologicals and Oral Care. Our products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

We sell consumer products under a variety of brands through a broad distribution platform that includes mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels, all of which sell our products to consumers.

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

Variable Consideration
Provisions for certain rebates, customer promotional programs, product returns and discounts to customers are accounted for as variable consideration and recorded as a reduction in sales.

We record an estimate of future product returns, chargebacks and logistics deductions concurrent with recording sales, which is made using the most likely amount method that incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings and (vi) the impact of changes in product formulation, packaging and advertising.

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

Cost of Sales
Cost of sales includes costs related to the manufacturing of our products, including raw materials, direct labor and indirect plant costs (including depreciation), warehousing costs, inbound and outbound shipping costs and handling and storage costs.  Warehousing, shipping and handling and storage costs were $62.3 million for 2025, $68.3 million for 2024 and $79.8 million for 2023.

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

	Year Ended March 31,
(In thousands, except per share data)	2025	2024	2023
Numerator
Net income (loss)	$214,605	$209,339	$(82,306)

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	49,697	49,757	49,889
Dilutive effect of unvested restricted stock units and options issued to employees and directors	383	421	—
Denominator for diluted earnings (loss) per share	50,080	50,178	49,889

Earnings (loss) per Common Share:
Basic net earnings (loss) per share	$4.32	$4.21	$(1.65)

Diluted net earnings (loss) per share	$4.29	$4.17	$(1.65)

For 2025, 2024 and 2023 there were 0.1 million, 0.2 million and 1.6 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Leases
We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 9 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease right-of-use ("ROU") assets and liabilities reflect only the options we are reasonably certain that we will exercise.

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

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update intend to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, the addition of a category for other segment items by reportable segment, that all annual segment disclosures be disclosed in interim periods, and other related segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard during fiscal 2025. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Required disclosures include, among other things, the amount of purchases of inventory, employee compensation, depreciation and intangible asset amortization. In addition, entities will be required to disclose the total amount of selling expenses and, in annual reporting periods, their definition of selling expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the adoption dates for this ASU. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact that this ASU may have on our Consolidated Financial Statement disclosures.

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

2.    Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2025	2024
Components of Accounts Receivable
Trade accounts receivable	$202,043	$185,027
Short-term loan receivable, including interest	7,796	6,062
Other receivables	768	2,063
	210,607	193,152
Less allowances for discounts, returns and uncollectible accounts	(16,314)	(16,377)
Accounts receivable, net	$194,293	$176,775

3.    Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2025	2024
Components of Inventories
Packaging and raw materials	$26,562	$19,210
Work in process	2,880	636
Finished goods	118,267	118,871
Inventories	$147,709	$138,717

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $4.0 million and $4.7 million at March 31, 2025 and 2024, respectively, related to obsolete and slow-moving inventory.

4.     Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2025	2024
Components of Property, Plant and Equipment
Land	$550	$550
Building	31,353	31,009
Machinery	74,621	70,873
Computer equipment	31,958	30,173
Furniture and fixtures	3,341	3,294
Leasehold improvements	10,610	10,555
Construction in progress	3,350	2,413
	155,783	148,867
Accumulated depreciation	(81,235)	(72,360)
Property, plant and equipment, net	$74,548	$76,507

We recorded depreciation expense of $9.7 million, $8.2 million and $7.7 million for 2025, 2024 and 2023, respectively.

5.     Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2023, 2024 and 2025:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance – March 31, 2023
Goodwill	$711,452	$30,204	$741,656
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2023	$498,936	$28,617	$527,553

Additions (a)	—	621	621
Effects of foreign currency exchange rates	—	(441)	(441)

Balance – March 31, 2024
Goodwill	711,452	30,384	741,836
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2024	$498,936	$28,797	$527,733

Adjustment related to acquisition (a)	—	309	309
Effects of foreign currency exchange rates	—	(617)	(617)

Balance – March 31, 2025
Goodwill	711,452	30,076	741,528
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2025	$498,936	$28,489	$527,425
(a) On January 8, 2024, our Australian subsidiary acquired one of its suppliers. In connection with this acquisition, we preliminarily allocated $0.6 million to goodwill in fiscal 2024 and made an adjustment of $0.3 million to the preliminary amount in fiscal 2025.
At February 28, 2023, in conjunction with the annual test for goodwill impairment, which coincided with our annual strategic planning process, we recorded an impairment charge of $48.8 million to adjust the carrying amount of goodwill related to our North American Women's Health and North American Oral Care reporting units. The impairment charges were primarily a result of increased discount rates due to macroeconomic conditions.

At February 29, 2024 and February 28, 2025, in conjunction with the annual tests for goodwill impairment, which coincided with our annual strategic planning process, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken in either period.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies. The discounted cash flow methodology is a widely accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 28, 2025 and February 29, 2024, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record additional impairment charges in the future.

Our analysis at February 28, 2025 determined that all reporting units had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units' fair value being less than their carrying value. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would not have resulted in any of our reporting units' fair value being less than their carrying value.

6.    Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2025 and 2024 is as follows:

	Year Ended March 31, 2025
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2024	$2,167,162	$411,258	$2,578,420
Additions (a)	6,850	1,400	8,250
Reclassifications (b)	(28,982)	28,982	—
Tradename impairment	(6,552)	(5,914)	(12,466)
Effects of foreign currency exchange rates	(1,492)	(1,226)	(2,718)
Balance – March 31, 2025	$2,136,986	$434,500	$2,571,486

Accumulated Amortization
Balance – March 31, 2024	$—	$257,837	$257,837
Additions	—	18,263	18,263
Effects of foreign currency exchange rates	—	36	36
Balance – March 31, 2025	$—	$276,136	$276,136

Intangible assets, net – March 31, 2025	$2,136,986	$158,364	$2,295,350

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,068,752	$141,234	$2,209,986
International OTC Healthcare	68,234	17,130	85,364
Intangible assets, net – March 31, 2025	$2,136,986	$158,364	$2,295,350
(a) Amounts relate to our acquisition of Hydralyte intellectual property on October 1, 2024, giving us the rights to the Hydralyte intellectual property in all remaining jurisdictions with the exception of the United States.
(b) In connection with our annual impairment test at February 28, 2025, certain indefinite-lived intangible assets were moved to finite-lived to better reflect our long-term projections for these brands.

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
(a) On January 8, 2024, our Australian subsidiary acquired one of its suppliers. In connection with this acquisition, we allocated $1.1 million to intangible assets.

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

Our analysis at February 28, 2023 concluded that the fair value of several of our non-strategic finite-lived intangible assets did not exceed their carrying values, and as such, impairment charges of $22.7 million were recorded. The impairment charges were the result of our reassessment of the long-term sales projections for the associated non-strategic brands during our annual planning cycle, the largest of which pertained to the strategic exit of our DenTek private label business. The finite-lived trademarks impaired are all part of the North American OTC Healthcare segment.

At February 29, 2024, in conjunction with the annual test for impairment of intangible assets, the estimated fair value exceeded the carrying value for all intangible assets and accordingly, no impairment charge was taken.

As part of our annual impairment test conducted on February 28, 2025, we recognized impairment charges for indefinite-lived intangible assets totaling $6.6 million. These charges pertain to non-strategic indefinite-lived intangible assets, reflecting a deliberate shift in sales toward other strategic brands within our portfolio. Of the $6.6 million impairment, $4.1 million was associated with our North American OTC Healthcare segment, while $2.4 million impacted our International OTC Healthcare segment.

Additionally, our analysis as of February 28, 2025 confirmed that all other indefinite-lived intangible assets had a fair value exceeding their carrying value by at least 10%.

Our analysis at February 28, 2025 concluded that the fair value of several non-strategic finite-lived intangible assets did not exceed their carrying values, and as such, impairment charges of $5.9 million were recorded. These charges relate to non-strategic finite-lived intangible assets, driven by a deliberate shift in sales toward other strategic brands within our portfolio. The impairments were predominantly associated with our North American OTC Healthcare segment.

We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an additional impairment charge of $1.4 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets would have resulted in an additional impairment charge of $1.9 million.

The weighted average remaining life for finite-lived intangible assets at March 31, 2025 was approximately 8.8 years, and the amortization expense for the year ended March 31, 2025 was $18.3 million. At March 31, 2025, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2026	$17,192
2027	15,602
2028	13,277
2029	13,277
2030	13,277
Thereafter	85,739
$158,364

7.     Leases

The components of lease expense for the years ended March 31, 2025 and 2024 were as follows:

	March 31,
(In thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$2,230	$2,658
Interest on lease liabilities	375	88
Operating lease cost	7,332	6,564
Short term lease cost	139	132
Variable lease cost	55,399	61,069
Total net lease cost	$65,475	$70,511

As of March 31, 2025, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Leases	Total
2026	$7,595	$3,875	$11,470
2027	7,239	3,875	11,114
2028	6,837	3,875	10,712
2029	5,556	3,869	9,425
2030	5,169	3,366	8,535
Thereafter	1,147	10,658	11,805
Total undiscounted lease payments	33,543	29,518	63,061
Less amount of lease payments representing interest	(4,764)	(6,404)	(11,168)
Total present value of lease payments	$28,779	$23,114	$51,893

The weighted average remaining lease term and weighted average discount rate were as follows:

March 31, 2025
Weighted average remaining lease term (years)
Operating leases	4.76
Financing leases	8.09
Weighted average discount rate
Operating leases	6.55%
Financing leases	6.33%

On October 1, 2024, we entered into Amendments 3 and 4 extending the Master Logistics Services Agreement with GEODIS Logistics LLC ("GEODIS") as our third-party logistics provider. Under this agreement, we have extended our May 2019 agreement that authorized GEODIS to lease a facility and equipment for an additional 65 month term. The lease and non-lease components were recorded in our fiscal 2025 financial statements. The ROU asset and operating lease liability at lease commencement was $23.0 million. The GEODIS amendments also included a new finance lease and the renewal of previous finance leases for assets purchased by GEODIS for our use under the Master Logistics Agreement. The ROU asset and finance lease liability at lease commencement was $4.7 million.
8.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2025	2024
Accrued marketing costs	$26,324	$24,053
Accrued compensation costs	14,205	12,221
Accrued broker commissions	1,462	1,309
Income taxes payable	830	2,569
Accrued professional fees	8,026	5,046
Accrued production costs	6,416	4,166
Other accrued liabilities	6,195	6,790
	$63,458	$56,154

9.     Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2025	March 31, 2024
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 Term B-5 Loans bearing interest at the Borrower's option at SOFR plus a margin of 2.00% plus a credit spread adjustment, due on July 1, 2028.	—	135,000
Long-term debt	1,000,000	1,135,000
Less: unamortized debt costs	(7,643)	(9,196)
Long-term debt, net	$992,357	$1,125,804

At March 31, 2025, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $165.7 million.
2012 Term Loan and 2012 ABL Revolver:
On January 31, 2012, Prestige Brands, Inc. (the “Borrower") entered into a senior secured credit facility, which originally consisted of (i) a $660.0 million term loan with a 7-year maturity (the "2012 Term Loan") and (ii) a $50.0 million asset-based revolving line of credit with a 5-year maturity (the "2012 ABL Revolver"). In subsequent years, we have utilized portions of our accordion feature to increase the amount of our borrowing capacity under the 2012 ABL Revolver to the current amount of $200.0 million, reduced our borrowing rate on the 2012 ABL Revolver and made several other changes to the 2012 ABL Revolver. We have also amended the 2012 Term Loan several times. The 2012 Term Loan is unconditionally guaranteed by Prestige Consumer Healthcare Inc. and certain of its domestic 100% owned subsidiaries, other than the Borrower. Each of these guarantees is joint and several. There are no significant restrictions on the ability of any of the guarantors to obtain funds from their subsidiaries or to make payments to the Borrower or the Company.

On July 1, 2021, we entered into Amendment No. 6 ("Term Loan Amendment No. 6"), to the 2012 Term Loan. Term Loan Amendment No. 6 provided for, among other things, (i) the refinancing of our outstanding term loans and the creation of a new class of Term B-5 Loans (the "Term B-5 Loans") in an aggregate principal amount of $600.0 million, (ii) increased flexibility under the credit agreement governing the 2012 Term Loan and the 2012 ABL Revolver and (iii) an extension of the maturity date of the 2012 Term Loan to July 1, 2028. Under Term Loan Amendment No. 6, we were required to make quarterly payments each equal to 0.25% of the aggregate principal amount of the 2012 Term Loan.

The net proceeds from the new class of Term B-5 Loans were used to refinance our outstanding term loans, finance the acquisition of the consumer health business assets from Akorn Operating Company LLC ("Akorn") pursuant to an Asset Purchase Agreement, dated May 27, 2021 (the "Purchase Agreement"), and pay fees and expenses incurred in connection with these transactions.

On June 12, 2023, we entered Amendment No. 7 to the 2012 Term Loan ("Term Loan Amendment No. 7"), effective July 1, 2023. Term Loan Amendment No. 7 provided for the replacement of LIBOR with SOFR as our reference rate for the 2012 Term Loan.

On April 4, 2023, we entered into Amendment No. 8 ("ABL Amendment No. 8") to the 2012 ABL Revolver. ABL Amendment No. 8 provides for the replacement of LIBOR with SOFR as our reference rate for the 2012 ABL Revolver.
On December 8, 2023, we entered into Amendment No. 9 ("ABL Amendment No. 9") to the 2012 ABL Revolver. ABL Amendment No. 9 provides for (i) an increase in the aggregate revolving commitment of the facility from $175.0 million to $200.0 million, (ii) an extension of the maturity date of the 2012 ABL Revolver to December 8, 2028 and (iii) increased flexibility under the credit agreement governing the 2012 ABL Revolver, including increased flexibility related to restricted payments, debt incurrence and borrowing base calculations. There were no changes to interest terms as a result of this amendment.

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

2021 Senior Notes:
On March 1, 2021, the Borrower issued $600.0 million aggregate principal amount of 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes") pursuant to an indenture dated March 1, 2021, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our then-outstanding 2016 senior notes issued on February 19, 2016 and March 21, 2018, which were due in 2024, and to pay related fees and expenses.
Interest, Redemptions and Restrictions:
For the year ended March 31, 2025, during the period it was outstanding, the average interest rate on the 2012 Term Loan was 7.1%. For the year ended March 31, 2024, the average interest rate on the 2012 Term Loan was 7.3%. There were no borrowings under the 2012 ABL Revolver at any time during 2025 or 2024. We also had amortization related to our long-term debt of $1.8 million and $5.2 million for 2025 and 2024, respectively. During fiscal 2025, we repaid the balance of our 2012 Term Loan and terminated all related commitments.

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

The credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. At March 31, 2025, we were in compliance with the covenants under our long-term indebtedness.

As of March 31, 2025, aggregate future principal payments required in accordance with the terms of the indentures governing the 2021 Senior Notes and the 2019 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2026	$—
2027	—
2028	400,000
2029	—
2030	—
Thereafter	600,000
$1,000,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes and the Term B-5 Loans are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these instruments at March 31, 2025 and 2024).

	March 31, 2025		March 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$400,000	$392,000	$400,000	$389,000
2021 Senior Notes	600,000	537,750	600,000	522,750
2012 Term B-5 Loans	—	—	135,000	135,506

At March 31, 2025 and 2024, we did not have any assets or liabilities measured in Level 1 or 3. During 2025, 2024 and 2023, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

11.     Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2025.

During the years ended March 31, 2025 and 2024, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Year Ended March 31,
	2025	2024
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	83,124	88,953
Average price per share	$70.16	$61.92
Total amount repurchased	$5.8 million	$5.5 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	737,672	426,479
Average price per share	$69.83	$58.62
Total amount repurchased	$51.5 million	$25.0 million
12.     Share-Based Compensation

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

The following table provides information regarding our stock-based compensation:

	March 31,
(In thousands)	2025	2024	2023
Pre-tax share-based compensation costs charged against income	$11,157	$14,010	$12,405
Income tax benefit recognized on compensation costs	$1,267	$1,190	$1,138
Total fair value of options and RSUs vested during the period	$12,185	$12,213	$10,352
Cash received from the exercise of stock options	$14,802	$18,089	$7,372
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$2,273	$2,161	$1,500

At March 31, 2025, there were $2.6 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.7 years. At March 31, 2025, there were $11.6 million of unrecognized compensation costs related to unvested RSUs and performance-based stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures that may occur. We expect to recognize such costs over a weighted average period of 1.9 years.

At March 31, 2025, there were 1.6 million shares available for issuance under the 2020 Plan.

Restricted Stock Units

RSUs granted to employees under the 2005 Plan and the 2020 Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of PSUs, are also contingent on the attainment of certain performance goals of the Company, including revenue and earnings before interest, income taxes, depreciation and amortization targets.  The

RSUs provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan and the 2020 Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation Committee or, in the case of RSUs granted in May 2017 and later, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The RSUs granted to directors in fiscal 2020 through fiscal 2022 vest immediately upon grant and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's separation from service or (iii) a change in control of the Company. The RSUs granted to directors in fiscal 2023 through fiscal 2025 fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the Company’s RSUs granted under the 2005 Plan and 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at March 31, 2022	440.9	$38.45

Granted	151.0	55.03
Incremental performance shares	42.4	—
Vested	(223.4)	32.09
Forfeited	(1.9)	49.51
Unvested at March 31, 2023	409.0	47.17
Vested at March 31, 2023	108.5	36.54

Granted	157.1	62.06
Incremental performance shares	41.4	—
Vested	(205.0)	43.17
Forfeited	(10.6)	52.68
Unvested at March 31, 2024	391.9	54.43
Vested at March 31, 2024	110.2	38.77

Granted	166.8	70.31
Incremental performance shares	41.1	—
Vested	(192.7)	47.60
Forfeited	(4.9)	59.31
Unvested at March 31, 2025	402.2	63.20
Vested at March 31, 2025	97.6	39.90

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of our common stock and other factors, including the historical volatilities of comparable companies.  We use appropriate historical data, as well as current data, to estimate option exercise and employee termination behaviors.  Employees that are expected to exhibit similar exercise or termination behaviors are grouped together for the purposes of valuation.  The expected terms of the options granted are derived from our historical experience, management’s estimates and consideration of information derived from the public filings of companies similar to us, and represent the period of time that options granted are expected to be outstanding.  The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted options.

	Year Ended March 31,
	2025	2024	2023
Expected volatility	30.4% - 30.8%	30.2% - 31.6%	30.8% to 30.9%
Expected dividends	—	—	—
Expected term in years	6.0 to 7.0	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.5%	3.6% to 4.1%	2.8% to 2.9%
Weighted average grant date fair value of options granted	$27.97	$23.79	$20.10

A summary of option activity under the 2005 Plan and 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2022	1,100.9	$40.62

Granted	197.6	54.48
Exercised	(205.2)	35.93
Forfeited	(10.3)	49.53
Expired	(2.0)	42.63
Outstanding at March 31, 2023	1,081.0	43.96

Granted	131.1	61.81
Exercised	(440.3)	41.08
Forfeited	(41.0)	54.15
Expired	(2.8)	54.47
Outstanding at March 31, 2024	728.0	48.30

Granted	109.7	69.94
Exercised	(303.4)	48.77
Forfeited	(15.6)	60.87
Outstanding at March 31, 2025	518.7	52.22	6.7	$17,507
Exercisable at March 31, 2025	290.3	42.92	5.4	$12,499

The aggregate intrinsic value of options exercised during 2025, 2024 and 2023 was $9.3 million, $10.0 million and $5.0 million, respectively.

13.     Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2025 and 2024:

	March 31,
(In thousands)	2025	2024
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(38,303)	$(35,220)
Unrecognized net gain on pension plans, net of tax of $(192) and $(217), respectively	644	725
Accumulated other comprehensive loss, net of tax	$(37,659)	$(34,495)

14.    Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2025	2024	2023
United States	$249,803	$239,405	$(130,331)
Foreign	34,386	36,620	36,416
Total income (loss) before income taxes	$284,189	$276,025	$(93,915)

The provision (benefit) for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2025	2024	2023
Current
Federal	$34,156	$28,302	$33,475
State	5,914	3,662	3,721
Foreign	11,092	11,652	11,959
Deferred
Federal	12,237	20,582	(52,473)
State	5,210	3,034	(8,201)
Foreign	975	(546)	(90)
Total provision (benefit) for income taxes	$69,584	$66,686	$(11,609)

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2025	2024
Deferred Tax Assets
Allowance for credit losses and sales returns	$2,920	$4,070
Inventory capitalization	2,069	1,685
Inventory reserves	1,221	1,353
State income taxes	9,631	8,246
Accrued liabilities	1,275	1,431
Accrued compensation	3,653	3,230
Stock compensation	3,506	3,580
Research and development	6,231	4,179
Lease liability	12,086	2,604
Unrealized foreign exchange loss	245	204
Other	11,268	10,319
Total deferred tax assets	$54,105	$40,901

Deferred Tax Liabilities
Property, plant and equipment	$(9,081)	$(9,403)
Intangible assets	(451,368)	(430,308)
Right-of-use asset	(12,413)	(2,371)
Total deferred tax liabilities	$(472,862)	$(442,082)

Net deferred tax liability	$(418,757)	$(401,181)

The total net deferred tax liability shown above is net of $0.8 million and $2.4 million of deferred tax assets which are included in Other long-term assets on the Consolidated Balance Sheets as of March 31, 2025 and 2024, respectively.

We had no valuation allowance as of March 31, 2025 and March 31, 2024.

A reconciliation of the effective tax rate compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended March 31,
	2025		2024		2023
(In thousands)		%		%		%
Income tax provision (benefit) at statutory rate	$59,680	21.0	$57,965	21.0	$(19,722)	21.0
Foreign tax provision	4,691	1.7	3,164	1.1	4,168	(4.4)
State income taxes provision (benefit), net of federal income tax benefit	10,187	3.6	6,004	2.2	(5,300)	5.6
Goodwill impairment	—	—	—	—	10,232	(10.9)
Research and development	(600)	(0.2)	(700)	(0.3)	(514)	0.5
Compensation limitations	1,312	0.5	1,910	0.7	1,483	(1.6)
Foreign tax credit	(622)	(0.2)	(889)	(0.3)	(1,297)	1.4
Uncertain tax positions	(3,694)	(1.3)	390	0.1	(91)	0.1
Other	(1,370)	(0.6)	(1,158)	(0.3)	(568)	0.7
Total provision (benefit) for income taxes	$69,584	24.5	$66,686	24.2	$(11,609)	12.4

Uncertain tax liability activity is as follows:

	2025	2024	2023
(In thousands)
Balance – beginning of year	$3,325	$3,295	$3,562
Reductions based on lapse of statute of limitations	(2,649)	(417)	(495)
Payments and other movements	390	447	228
Balance – end of year	$1,066	$3,325	$3,295

We recognize interest and penalties related to uncertain tax positions as a component of income tax (benefit) expense. We did not incur any material interest or penalties related to income taxes in 2025, 2024 or 2023. We reasonably anticipate that uncertain tax positions could decrease in the next year by approximately $0.2 million, principally due to the statute of limitation expirations if recognized and would impact the effective tax rate in a future period. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2021 forward. We are currently under audit with the California state taxing authority for the years ended March 31, 2023 and 2024.

We have made the assessment that the undistributed after-tax earnings from our foreign subsidiaries through March 31, 2025 were not indefinitely reinvested and can be remitted to the U.S. parent in a tax-neutral transaction under either the subsidiary countries' relevant income tax treaties or their internal tax law. Accordingly, we have not recorded a deferred tax liability related to these undistributed earnings.

15.     Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees are eligible to participate. The participants may contribute from 1% to 70% of their compensation, as defined in the plan. We match 100% of the first 3%, plus 50% of the next 3%, of each participant's base compensation with full vesting immediately. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $2.0 million, $2.0 million and $1.9 million for 2025, 2024 and 2023, respectively.

Certain employees of our Lynchburg manufacturing facility were covered by defined benefit pension plans. We had a qualified defined benefit plan (the "Plan"), and we have an unfunded non-qualified plan.

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

Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and plan assets and includes a statement of the plans' funded status as of March 31, 2025 and 2024:

	March 31,
(In thousands)	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of period	$3,381	$3,646
Interest cost	155	152
Actuarial gain	66	(47)
Benefits paid	(370)	(370)
Projected benefit obligations at end of year	$3,232	$3,381

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$18
Employer contribution	370	370
Benefits paid	(370)	(370)
Settlements paid with termination of qualified plan	—	(18)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(3,232)	$(3,381)

Amounts recognized in the balance sheet at the end of the period consist of the following:

	March 31,
(In thousands)	2025	2024

Current liability	$362	$361
Long-term liability	2,870	3,020
Total liabilities	$3,232	$3,381

The primary components of Net Periodic Benefit Cost consist of the following:

	Year Ended March 31,
(In thousands)	2025	2024	2023
Interest cost	$155	$152	$423
Expected return on assets	—	—	(252)
Net periodic benefit cost	$155	$152	$171

The following table provides information regarding the accumulated benefit obligation of our pension plan:

	March 31,
(In thousands)	2025	2024
Accumulated benefit obligation	$3,232	$3,381

Projected benefit obligations	$3,232	$3,381

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

(In thousands)	Pension Benefits
Employer contributions:
2026 (expectation) to participant benefits	$362

Expected benefit payments year ending March 31,
2026	$362
2027	349
2028	336
2029	322
2030	307
2031-2034	1,307

There were no plan assets as of March 31, 2024 or 2025.

The following tables show the unrecognized actuarial gain included in accumulated other comprehensive income (loss) at March 31, 2025, 2024 and 2023:

(In thousands)
Balances in accumulated other comprehensive loss as of March 31, 2023:
Unrecognized actuarial (gain)	$(930)

Balances in accumulated other comprehensive loss as of March 31, 2024:
Unrecognized actuarial (gain)	$(942)

Balances in accumulated other comprehensive loss as of March 31, 2025:
Unrecognized actuarial (gain)	$(836)

There was no unrecognized prior service credit for any of the periods presented.

Assumptions used in determining the actuarial present value of the net periodic benefit cost (income) for the fiscal years ended March 31, 2025, 2024 and 2023 were as follows:

	March 31,
	2025	2024	2023 *
Key assumptions:
Discount rate	4.97%	4.88%	3.26% to 3.48%
Expected return on plan assets, net of administrative fees	—%	—%	2.75%
*The qualified plan was remeasured at April 30, 2022 for settlement accounting, at which point a discount rate of 3.98% and an expected return assumption of 2.75% were selected and used to determine the net periodic benefit cost (income) for the remainder of the fourth quarter of fiscal 2023.

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2025 and 2024 were as follows:

	March 31,
	2025	2024
Key assumptions:
Discount rate	4.97%	4.88%

In fiscal 2023, the determination of the expected long-term rate of return was derived from an optimized portfolio using an asset allocation software program. The risk and return assumptions, along with the correlations between the asset classes, were entered into the program. In fiscal 2024 and 2025, no long-term rate of return is expected due to the termination of the Plan.

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2026	$3,927
2027	3,874
2028	3,508
2029	1,638
2030	—
Thereafter	—
$12,947

17.     Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare.  We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels.  During 2025, 2024 and 2023, approximately 37%, 38% and 39%, respectively, of our gross revenues were derived from our five top selling brands.  Two customers, Walmart and Amazon, accounted for more than 10% of our gross revenues during 2025. During 2025, 2024 and 2023, Walmart accounted for approximately 19%, 20% and 20%, respectively, of our gross revenues. During 2025 and 2024, Amazon accounted for approximately 14% and 11%, respectively, of our gross revenues. At March 31, 2025, approximately 18% of our accounts receivable were owed by Walmart and approximately 20% of our accounts receivable were owed by Amazon.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate a manufacturing facility in Lynchburg, Virginia, which manufactures certain of our Fleet, Monistat, Summer's Eve and Debrox products, representing approximately 15% of our gross revenues. We also operate a manufacturing facility in Victoria, Australia, which manufactures some of our Hydralyte and Fess products. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2025, we had relationships with 98 third-party manufacturers.  Of those, we had long-term contracts with 16 manufacturers that produced items that accounted for approximately 58% of gross sales for 2025, compared to 26 manufacturers with long-term contracts that accounted for approximately 72% of gross sales in 2024.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues during 2025, 2024 and 2023. During 2025, 2024 and 2023, this manufacturer accounted for approximately 21%, 20% and 20%, respectively, of our gross revenues, while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier produces products that account for 10% or more of our gross revenues.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

18.     Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of FASB ASC 280. Our reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. The primary measure used by our chief operating decision maker ("CODM") to evaluate the performance of our operating segments and allocate resources to these segments is contribution margin, which we define as gross profit less advertising and marketing expenses. Information regarding total assets by operating segment is not provided to our CODM. Our CODM is our Chief Executive Officer.

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$960,010	$177,752	$1,137,762
Cost of sales	428,871	74,428	503,299
Gross profit	531,139	103,324	634,463
Advertising and marketing	129,431	26,292	155,723
Contribution margin	$401,708	$77,032	478,740
Other operating expenses**			141,965
Operating income			$336,775
*Intersegment revenues of $3.9 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2025 includes a tradename impairment charge of $12.5 million.

	Year Ended March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$958,260	$167,097	$1,125,357
Cost of sales	429,361	71,548	500,909
Gross profit	528,899	95,549	624,448
Advertising and marketing	131,494	21,821	153,315
Contribution margin	$397,405	$73,728	471,133
Other operating expenses			128,704
Operating income			$342,429
* Intersegment revenues of $3.7 million were eliminated from the North American OTC Healthcare segment.

	Year Ended March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$973,774	$153,951	$1,127,725
Cost of sales	441,844	60,587	502,431
Gross profit	531,930	93,364	625,294
Advertising and marketing	123,926	21,135	145,061
Contribution margin	$408,004	$72,229	480,233
Other operating expenses**			502,648
Operating loss			$(22,415)
*Intersegment revenues of $4.3 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2023 includes a tradename impairment charge of $321.4 million and a goodwill impairment charge of $48.8 million.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$112,173	$5,524	$117,697
Cough & Cold	82,533	23,681	106,214
Women's Health	216,335	20,496	236,831
Gastrointestinal	174,891	81,052	255,943
Eye & Ear Care	158,858	24,464	183,322
Dermatologicals	120,770	8,177	128,947
Oral Care	81,868	13,162	95,030
Other OTC	12,582	1,196	13,778
Total segment revenues	$960,010	$177,752	$1,137,762

	Year Ended March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$111,996	$5,455	$117,451
Cough & Cold	93,575	25,445	119,020
Women's Health	217,103	23,318	240,421
Gastrointestinal	160,889	70,721	231,610
Eye & Ear Care	156,553	22,870	179,423
Dermatologicals	123,288	5,814	129,102
Oral Care	83,212	13,093	96,305
Other OTC	11,644	381	12,025
Total segment revenues	$958,260	$167,097	$1,125,357

	Year Ended March 31, 2023
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$116,582	$2,680	$119,262
Cough & Cold	100,218	26,770	126,988
Women's Health	231,754	19,597	251,351
Gastrointestinal	156,957	69,626	226,583
Eye & Ear Care	151,879	19,197	171,076
Dermatologicals	119,822	3,919	123,741
Oral Care	85,542	12,085	97,627
Other OTC	11,020	77	11,097
Total segment revenues	$973,774	$153,951	$1,127,725

Our total segment revenues by geographic area are as follows:

	Year Ended March 31,
	2025	2024	2023
United States	$897,540	$886,470	$953,222
Rest of world	240,222	238,887	174,503
Total	$1,137,762	$1,125,357	$1,127,725

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2025 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$498,936	$28,489	$527,425

Intangible assets
Indefinite-lived	2,068,752	68,234	2,136,986
Finite-lived	141,234	17,130	158,364
Intangible assets, net	2,209,986	85,364	2,295,350
Total	$2,708,922	$113,853	$2,822,775

March 31, 2024 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$498,936	$28,797	$527,733

Intangible assets
Indefinite-lived	2,092,853	74,309	2,167,162
Finite-lived	135,932	17,489	153,421
Intangible assets, net	2,228,785	91,798	2,320,583
Total	$2,727,721	$120,595	$2,848,316

Our goodwill and intangible assets by geographic area are as follows:

	Year Ended March 31,
	2025	2024
United States	$2,708,922	$2,727,721
Rest of world	113,853	120,595
Total	$2,822,775	$2,848,316

19.    Subsequent Event

Share Based Compensation
On May 5, 2025, the Compensation Committee granted 61,899 PSUs, 53,014 time-based RSUs and stock options to acquire 100,821 shares of our common stock to certain executive officers and employees under the 2020 Plan. PSUs are earned based on achievement of the performance objectives set by the Compensation Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. Time-based RSUs vest either 33.3% per year over three years or in their entirety on the three-year or four-year anniversary of the date of grant. Upon vesting, both PSUs and RSUs will be settled in shares of our common stock. Executives of the Company may elect to defer settlement of a self-defined percentage of vested shares to a specified date or six months after the executive is separated from service to the Company or on a change in control of the Company. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $82.98 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested PSUs, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the 2020 Plan.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense (Income)	Deductions	Other (a)	Balance at End of Year
Year Ended March 31, 2025
Reserves for sales returns and allowance	$11,162	$69,972	$(70,299)	$—	$10,835
Reserve for cash discounts	2,869	21,804	(21,540)	—	3,133
Allowance for credit losses	2,346	9	(9)	—	2,346

Year Ended March 31, 2024
Reserves for sales returns and allowance	15,382	58,094	(62,314)	—	11,162
Reserve for cash discounts	3,025	21,173	(21,329)	—	2,869
Allowance for credit losses	1,798	703	(155)	—	2,346

Year Ended March 31, 2023
Reserves for sales returns and allowance	15,529	56,796	(56,693)	(250)	15,382
Reserve for cash discounts	2,593	21,620	(21,188)	—	3,025
Allowance for credit losses	1,598	730	(530)	—	1,798
(a) Relates to opening balance sheet adjustments for our Akorn acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2025 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 45 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2025 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Delinquent Section 16(a) Reports” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2025 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation and Talent Management Committee Report" and "Compensation and Talent Management Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2025 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2025 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2025 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 45 through 81) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Consumer Healthcare Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, Auditor Firm ID 238
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for each of the three years in the period ended March 31, 2025
Consolidated Balance Sheets at March 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended March 31, 2025
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2025
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the years ended March 31, 2025, 2024 and 2023

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
3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2018).+

3.2
Amended and Restated Bylaws of Prestige Consumer Healthcare Inc. as amended, effective October 29, 2018 (filed as Exhibit 3.2 to the Company's Quarterly Report on form 10-Q filed with the SEC on November 1, 2018).+

3.3
Certificate of Designations of Series A Preferred Stock of Prestige Consumer Healthcare Inc. as filed with the Secretary of State of the State of Delaware on February 27, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2012).+

3.4
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024).+

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

10.3
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

10.4
$50,000,000 ABL Credit Agreement, dated as of January 31, 2012, Among Prestige Brands, Inc., the Company, certain subsidiaries of the Company as guarantors, Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and RBC Capital Markets filed (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on May 18, 2012.).+

10.5
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

10.6
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

10.7
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

10.8	Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012). +
10.9
Amendment to Agreement of Lease between RA 660 White Plains Road LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014). +

10.10	Second Amendment to Lease between GHP 660 LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017). +
10.11
Master Logistics Services Agreement, dated May 13, 2019, by and between the Company and GEODIS Logistics LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019). +†

10.12	Prestige Brands Holdings, Inc. 2005 Long-Term Equity Incentive Plan (filed as Exhibit 10.38 to the Company’s Form S-1/A filed with the SEC on January 26, 2005).+#
10.13	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005). +#
10.14	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.15	Form of Award Agreement for Restricted Stock Units (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014). +#
10.16	Form of Nonqualified Stock Option Agreement for grants beginning Fiscal 2018 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.17	Form of Award Agreement for Restricted Stock Units for grants beginning Fiscal 2018 (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.18	Form of Award Agreement for Performance Units for grants beginning Fiscal 2018 (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on May 17, 2017). +#
10.19	Form of Director Indemnification Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@

10.20	Form of Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2013). +@
10.21	Amended and Restated Executive Severance Plan, adopted as of October 29, 2018 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 1, 2018). +#
10.22	Prestige Brands Holdings, Inc. 2020 Long-Term Incentive Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on June 29, 2020). +#
10.23
Form of Award Agreement for Non-Employee Director Restricted Stock Units for grants beginning Fiscal 2023 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022). +#

10.24	Form of Award Agreement for Restricted Stock Units for grants beginning Fiscal 2025 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on May 15, 2024). +#
10.25	Form of Award Agreement for Performance Units for grants beginning Fiscal 2025 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on May 15, 2024). +#
10.26
GEODIS Master Logistics Services Amendment 1 to Statement of Work No. 1, dated August 10, 2021, by and between Prestige Brands Inc. and GEODIS Logistics LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024). +†

10.27
GEODIS Master Logistics Services Amendment 2 to Statement of Work No. 1, dated September 27, 2021, by and between Prestige Brands Inc. and GEODIS Logistics LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024). +†

10.28
GEODIS Master Logistics Services Amendment 3 to Statement of Work No. 1, effective as of October 1,
2024, by and between Prestige Brands Inc. and GEODIS Logistics LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024). +†

19.1
Prestige Consumer Healthcare Inc. Procedures and Guidelines Governing Insider Trading and Tipping, dated October 30, 2023 (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on May 15, 2024). +

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

97.1	Prestige Consumer Healthcare Inc. Clawback Policy, dated October 2, 2023 (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on May 15, 2024). +
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Certain confidential portions have been omitted.

+	Incorporated herein by reference.

@	Represents a management contract.

#	Represents a compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prestige Consumer Healthcare Inc.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer & Chief Operating Officer
Date:	May 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 9, 2025
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer & Chief Operating Officer	May 9, 2025
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 9, 2025
John E. Byom

/s/ CELESTE A. CLARK	Director	May 9, 2025
Celeste A. Clark

/s/ JAMES C. D' ARECCA	Director	May 9, 2025
James C. D’Arecca

/s/ SHEILA A. HOPKINS	Director	May 9, 2025
Sheila A. Hopkins

/s/ JOHN F. KELLY	Director	May 9, 2025
John F. Kelly

/s/ DAWN M. ZIER	Director	May 9, 2025
Dawn M. Zier