Form 10-Q
period 2025-06-30
Prestige Consumer Healthcare Inc.
filed 2025-08-07
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Yes ☐ No ☒
As of August 1, 2025, there were 49,214,171 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024
Revenues
Net sales	$249,278	$266,835
Other revenues	252	307
Total revenues	249,530	267,142

Cost of Sales
Cost of sales excluding depreciation	106,715	118,697
Cost of sales depreciation	2,484	2,423
Cost of sales	109,199	121,120
Gross profit	140,331	146,022

Operating Expenses
Advertising and marketing	34,937	39,365
General and administrative	28,456	28,910
Depreciation and amortization	5,182	5,701
Total operating expenses	68,575	73,976
Operating income	71,756	72,046

Other expense
Interest expense, net	10,203	13,137
Other (income) expense, net	(224)	496
Total other expense, net	9,979	13,633
Income before income taxes	61,777	58,413
Provision for income taxes	14,311	9,345
Net income	$47,466	$49,068

Earnings per share:
Basic	$0.96	$0.98
Diluted	$0.95	$0.98

Weighted average shares outstanding:
Basic	49,475	49,886
Diluted	49,833	50,267

Comprehensive income, net of tax:
Currency translation adjustments	5,404	3,160
Total other comprehensive income	5,404	3,160
Comprehensive income	$52,870	$52,228
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2025	March 31, 2025

Assets
Current assets
Cash and cash equivalents	$139,502	$97,884
Accounts receivable, net of allowance of $14,065 and $16,314, respectively	168,405	194,293
Inventories	153,126	147,709
Prepaid expenses and other current assets	19,485	8,442
Total current assets	480,518	448,328

Property, plant and equipment, net	73,786	74,548
Operating lease right-of-use assets	26,918	28,238
Finance lease right-of-use assets, net	24,236	25,056
Goodwill	528,314	527,425
Intangible assets, net	2,294,829	2,295,350
Other long-term assets	3,024	3,273
Total Assets	$3,431,625	$3,402,218

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$22,206	$18,925
Accrued interest payable	15,078	15,703
Operating lease liabilities, current portion	6,072	6,047
Finance lease liabilities, current portion	2,530	2,490
Other accrued liabilities	63,782	63,458
Total current liabilities	109,668	106,623

Long-term debt, net	992,749	992,357
Deferred income tax liabilities	426,947	419,594
Long-term operating lease liabilities, net of current portion	21,397	22,732
Long-term finance lease liabilities, net of current portion	19,976	20,624
Other long-term liabilities	5,406	5,391
Total Liabilities	1,576,143	1,567,321

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 56,171 shares at June 30, 2025 and 56,010 shares at March 31, 2025	561	560
Additional paid-in capital	600,238	593,402
Treasury stock, at cost - 6,960 shares at June 30, 2025 and 6,501 shares at March 31, 2025	(316,330)	(277,208)
Accumulated other comprehensive loss, net of tax	(32,255)	(37,659)
Retained earnings	1,603,268	1,555,802
Total Stockholders' Equity	1,855,482	1,834,897
Total Liabilities and Stockholders' Equity	$3,431,625	$3,402,218
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2025	56,010	$560	$593,402	6,501	$(277,208)	$(37,659)	$1,555,802	$1,834,897
Stock-based compensation	—	—	3,682	—	—	—	—	3,682
Exercise of stock options	53	—	3,155	—	—	—	—	3,155
Issuance of shares related to restricted stock	108	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	459	(39,122)	—	—	(39,122)
Net income	—	—	—	—	—	—	47,466	47,466
Comprehensive income	—	—	—	—	—	5,404	—	5,404
Balances at June 30, 2025	56,171	$561	$600,238	6,960	$(316,330)	$(32,255)	$1,603,268	$1,855,482

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084
Stock-based compensation	—	—	3,425	—	—	—	—	3,425
Exercise of stock options	38	—	1,975	—	—	—	—	1,975
Issuance of shares related to restricted stock	178	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	484	(31,945)	—	—	(31,945)
Net income	—	—	—	—	—	—	49,068	49,068
Comprehensive income	—	—	—	—	—	3,160	—	3,160
Balances at June 30, 2024	55,717	$557	$572,846	6,164	$(251,566)	$(31,335)	$1,390,265	$1,680,767
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2025	2024
Operating Activities
Net income	$47,466	$49,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,666	8,124
Loss on disposal of property and equipment	—	5
Deferred and other income taxes	5,827	612
Amortization of debt origination costs	442	454
Stock-based compensation costs	3,682	3,425
Non-cash operating lease cost	1,947	1,706
Changes in operating assets and liabilities:
Accounts receivable	27,343	6,368
Inventories	(4,441)	(13,048)
Prepaid expenses and other current assets	(10,946)	2,359
Accounts payable	2,756	591
Accrued liabilities	(813)	(2,061)
Operating lease liabilities	(1,916)	(1,883)
Other	—	(944)
Net cash provided by operating activities	79,013	54,776

Investing Activities
Purchases of property, plant and equipment	(838)	(1,152)
Other	(1,100)	(978)
Net cash (used in) investing activities	(1,938)	(2,130)

Financing Activities
Term loan repayments	—	(35,000)
Payments of finance leases	(608)	(720)
Proceeds from exercise of stock options	3,155	1,975
Fair value of shares surrendered as payment of tax withholding	(4,054)	(5,801)
Repurchase of common stock	(34,775)	(25,976)
Net cash (used in) financing activities	(36,282)	(65,522)

Effects of exchange rate changes on cash and cash equivalents	825	663
Increase in cash and cash equivalents	41,618	(12,213)
Cash and cash equivalents - beginning of period	97,884	46,469
Cash and cash equivalents - end of period	$139,502	$34,256

Interest paid	$11,501	$13,670
Income taxes paid	$3,253	$3,661

See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) health and personal care products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 7 to these Condensed Consolidated Financial Statements.

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations, and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2026) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2026.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2025	March 31, 2025
Components of Inventories
Packaging and raw materials	$19,158	$26,562
Work in process	2,382	2,880
Finished goods	131,586	118,267
Inventories	$153,126	$147,709

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.6 million at June 30, 2025 and $4.0 million at March 31, 2025 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2025
Goodwill	$711,452	$30,076	$741,528
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2025	498,936	28,489	527,425
Effects of foreign currency exchange rates	—	889	889
Balance - June 30, 2025
Goodwill	711,452	30,965	742,417
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - June 30, 2025	$498,936	$29,378	$528,314

At February 28, 2025, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and, accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of June 30, 2025, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2025	$2,136,986	$434,500	$2,571,486
Effects of foreign currency exchange rates	3,197	789	3,986
Balance — June 30, 2025	$2,140,183	$435,289	$2,575,472

Accumulated Amortization
Balance — March 31, 2025	$—	$276,136	$276,136
Additions	—	4,470	4,470
Effects of foreign currency exchange rates	—	37	37
Balance — June 30, 2025	$—	$280,643	$280,643

Intangible assets, net - June 30, 2025	$2,140,183	$154,646	$2,294,829

Amortization expense was $4.5 million and $5.0 million for the three months ended June 30, 2025 and 2024.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2026 (remaining nine months ended March 31, 2026)	$12,786
2027	15,655
2028	13,330
2029	13,330
2030	13,329
Thereafter	86,216
$154,646

At February 28, 2025, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all intangible assets and, accordingly, no impairment charge was taken. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of June 30, 2025, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$820	$665
Interest on lease liabilities	360	9
Operating lease cost	1,938	1,704
Short term lease cost	34	32
Variable lease cost	4,826	16,423
Total net lease cost	$7,978	$18,833

As of June 30, 2025, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2026 (remaining nine months ending March 31, 2026)	$5,722	$2,907	$8,629
2027	7,270	3,875	11,145
2028	6,867	3,875	10,742
2029	5,577	3,869	9,446
2030	5,179	3,366	8,545
Thereafter	1,212	10,657	11,869
Total undiscounted lease payments	31,827	28,549	60,376
Less amount of lease payments representing interest	(4,358)	(6,043)	(10,401)
Total present value of lease payments	$27,469	$22,506	$49,975

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2025
Weighted average remaining lease term (years)
Operating leases	4.55
Finance leases	7.87
Weighted average discount rate
Operating leases	6.57%
Finance leases	6.32%

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2025	March 31, 2025
Accrued marketing costs	$32,731	$26,324
Accrued compensation costs	5,798	14,205
Accrued broker commissions	1,271	1,462
Income taxes payable	5,452	830
Accrued professional fees	7,750	8,026
Accrued production costs	5,025	6,416
Other accrued liabilities	5,755	6,195
	$63,782	$63,458

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2025	March 31, 2025
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
Long-term debt	1,000,000	1,000,000
Less: unamortized debt costs	(7,251)	(7,643)
Long-term debt, net	$992,749	$992,357

At June 30, 2025, we had no balance outstanding on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver") and a borrowing capacity of $173.2 million.

As of June 30, 2025, aggregate future principal payments required in accordance with the terms of the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2026 (remaining nine months ending March 31, 2026)	$—
2027	—
2028	400,000
2029	—
2030	—
Thereafter	600,000
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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes and the 2019 Senior Notes are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at June 30, 2025 and March 31, 2025.

	June 30, 2025		March 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	397,500	400,000	392,000
2021 Senior Notes	600,000	553,500	600,000	537,750

At June 30, 2025 and March 31, 2025, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2025.

On May 6, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of the Company's issued and outstanding common stock. Under the authorization, the Company may purchase common stock utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. At June 30, 2025, there was $213.7 million remaining to be purchased under the repurchase plan.

During the three months ended June 30, 2025 and 2024, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended June 30,
	2025	2024
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	48,680	82,673
Average price per share	$83.27	$70.16
Total amount repurchased	$4.1 million	$5.8 million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	410,446	401,111
Average price per share	$84.73	$64.76
Total amount repurchased	$34.8 million	$26.0 million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2025 and March 31, 2025:

(In thousands)	June 30, 2025	March 31, 2025
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(32,899)	$(38,303)
Unrecognized net gain on pension plans, net of tax of $(192) and $(192), respectively	644	644
Accumulated other comprehensive loss, net of tax	$(32,255)	$(37,659)

As of June 30, 2025 and March 31, 2025, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024
Numerator
Net income	$47,466	$49,068

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,475	49,886
Dilutive effect of unvested restricted stock units and options issued to employees and directors	358	381
Denominator for diluted earnings per share	49,833	50,267

Earnings per Common Share:
Basic earnings per share	$0.96	$0.98

Diluted earnings per share	$0.95	$0.98

For the three months ended June 30, 2025 and 2024, there were 0.1 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

At June 30, 2025, there were 1.4 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended June 30,
(In thousands)	2025	2024
Pre-tax stock-based compensation costs charged against income	$3,682	$3,425
Income tax benefit recognized on compensation costs	$465	$438
Total fair value of options and RSUs vested during the period	$9,036	$11,150
Cash received from the exercise of stock options	$3,155	$1,975
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$780	$667

At June 30, 2025, there were $4.6 million of unrecognized compensation costs related to unvested stock options under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.4 years. At June 30, 2025, there were $18.0 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2005 Plan and the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.4 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2024
Unvested at March 31, 2024	391.9	$54.43
Granted	131.9	69.87
Incremental performance shares	41.1	—
Vested	(177.7)	46.19
Forfeited	(3.2)	58.16
Unvested at June 30, 2024	384.0	62.43
Vested at June 30, 2024	110.2	38.77

Three Months Ended June 30, 2025
Unvested at March 31, 2025	402.2	$63.20
Granted	114.9	82.98
Vested	(109.2)	56.85
Forfeited	(21.2)	61.03
Unvested at June 30, 2025	386.7	70.99
Vested at June 30, 2025	98.6	40.22
Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Three Months Ended June 30,
	2025	2024
Expected volatility	28.5% - 30.1%	30.4% - 30.8%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.1%	4.5%
Weighted average grant date fair value of options granted	$31.22	$27.97

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2024
Outstanding at March 31, 2024	728.0	$48.30
Granted	109.7	69.94
Exercised	(38.3)	51.61
Forfeited	(9.9)	59.11
Outstanding at June 30, 2024	789.5	51.01	6.6	$14,207
Vested at June 30, 2024	551.9	45.45	5.6	$12,915

Three Months Ended June 30, 2025
Outstanding at March 31, 2025	518.7	$52.22
Granted	104.7	82.98
Exercised	(52.7)	59.84
Forfeited	(5.1)	74.48
Outstanding at June 30, 2025	565.6	57.00	6.9	$13,243
Vested at June 30, 2025	357.7	46.56	5.6	$11,910

The aggregate intrinsic value of options exercised during the three months ended June 30, 2025 was $1.4 million.

13.    Income Taxes

Numerous countries have agreed to a statement in support of the Organization for Economic Cooperation and Development ("OECD") model rules that propose a global minimum tax rate of 15%. Certain countries have enacted, or are in the process of enacting, legislation to address the global minimum tax. This legislation has not and is not expected to have a material impact on our Consolidated Financial Statements.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 23.2% and 16.0% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a discrete item in the prior year, primarily pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.

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

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During each of the three months ended June 30, 2025 and 2024, approximately 40% of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 22% and 20%, respectively, of our gross revenues for the three months ended June 30, 2025 and 2024. Amazon accounted for approximately 12% and 13%, respectively, of our gross revenues for the three months ended June 30, 2025 and 2024.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We operate a mix and fill manufacturing facility in Lynchburg, Virginia and a powder manufacturing facility in Victoria, Australia. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2025, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 60% of gross sales for the three months ended June 30, 2025. At June 30, 2024, we had relationships with 113 third-party manufacturers.  Of those, we had long-term contracts with 29 manufacturers that produced items that accounted for approximately 78% of gross sales for the three months ended June 30, 2024. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for approximately 23% of our gross revenues for each of the three months ended June 30, 2025 and 2024, while we accounted for a significant portion of their gross revenues over both those time periods. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	212,578	$36,952	$249,530
Cost of sales	92,178	17,021	109,199
Gross profit	120,400	19,931	140,331
Advertising and marketing	28,954	5,983	34,937
Contribution margin	$91,446	$13,948	$105,394
Other operating expenses			33,638
Operating income			$71,756
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$232,316	$34,826	$267,142
Cost of sales	105,559	15,561	121,120
Gross profit	126,757	19,265	146,022
Advertising and marketing	33,753	5,612	39,365
Contribution margin	$93,004	$13,653	$106,657
Other operating expenses			34,611
Operating income			$72,046
* Intersegment revenues of $0.7 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,258	$1,674	$28,932
Cough & Cold	13,353	5,654	19,007
Women's Health	51,646	5,112	56,758
Gastrointestinal	43,696	14,088	57,784
Eye & Ear Care	27,781	4,527	32,308
Dermatologicals	27,852	2,257	30,109
Oral Care	18,154	3,548	21,702
Other OTC	2,838	92	2,930
Total segment revenues	$212,578	$36,952	$249,530

	Three Months Ended June 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,011	$1,282	$28,293
Cough & Cold	14,961	5,736	20,697
Women's Health	50,495	4,083	54,578
Gastrointestinal	44,287	13,728	58,015
Eye & Ear Care	43,319	4,811	48,130
Dermatologicals	31,603	1,752	33,355
Oral Care	17,674	3,100	20,774
Other OTC	2,966	334	3,300
Total segment revenues	$232,316	$34,826	$267,142

17.    Subsequent Events

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, we will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to our financial statements as a result of the OBBBA. We are currently evaluating the impact of the OBBBA on our financial statements.

Director Equity Grants
Pursuant to the 2020 Plan, each of the independent members of the Board of Directors received a grant of 2,094 RSUs on August 5, 2025. The RSUs fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

Acquisition of Supplier
As part of a long-term strategy to expand eye care production capacity, the Company has entered into a definitive agreement to acquire Pillar5 Pharma Inc. (“Pillar”), a leading sterile ophthalmic manufacturer and current Clear Eyes supplier from the Anjac Health & Beauty Group for approximately $100.0 million. The transaction is expected to close in the third quarter of fiscal

2026 based on fulfillment of certain closing conditions. Based in Ontario, Canada, Pillar5 is a well-established key manufacturer of multi-dose sterile OTC ophthalmic products, which represents the majority of its revenue, as well as a producer of certain solid dose products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 26 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, references to a year (e.g., 2026) refers to our fiscal year ended March 31 of that year.

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations, and we expect further shortages may have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

Global Minimum Tax

Numerous countries have agreed to a statement in support of the Organization for Economic Cooperation and Development ("OECD") model rules that propose a global minimum tax rate of 15%. Certain countries have enacted, or are in the process of enacting, legislation to address the global minimum tax. This legislation has not and is not expected to have a material impact on our Consolidated Financial Statements. As legislation becomes effective in more countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We continue to monitor pending legislation and implementation by countries and to evaluate the potential impact on our business in future periods.

Results of Operations

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2025	%	2024	%	Amount	%
North American OTC Healthcare
Analgesics	$27,258	10.9	$27,011	10.1	$247	0.9
Cough & Cold	13,353	5.4	14,961	5.6	(1,608)	(10.7)
Women's Health	51,646	20.7	50,495	19.0	1,151	2.3
Gastrointestinal	43,696	17.5	44,287	16.6	(591)	(1.3)
Eye & Ear Care	27,781	11.1	43,319	16.2	(15,538)	(35.9)
Dermatologicals	27,852	11.2	31,603	11.8	(3,751)	(11.9)
Oral Care	18,154	7.3	17,674	6.6	480	2.7
Other OTC	2,838	1.1	2,966	1.1	(128)	(4.3)
Total North American OTC Healthcare	212,578	85.2	232,316	87.0	(19,738)	(8.5)

International OTC Healthcare
Analgesics	$1,674	0.7	$1,282	0.5	$392	30.6
Cough & Cold	5,654	2.3	5,736	2.1	(82)	(1.4)
Women's Health	5,112	2.0	4,083	1.5	1,029	25.2
Gastrointestinal	14,088	5.7	13,728	5.1	360	2.6
Eye & Ear Care	4,527	1.8	4,811	1.8	(284)	(5.9)
Dermatologicals	2,257	0.9	1,752	0.7	505	28.8
Oral Care	3,548	1.4	3,100	1.2	448	14.5
Other OTC	92	—	334	0.1	(242)	(72.5)
Total International OTC Healthcare	36,952	14.8	34,826	13.0	2,126	6.1

Total Consolidated	$249,530	100.0	$267,142	100.0	$(17,612)	(6.6)

Total revenues for the three months ended June 30, 2025 were $249.5 million, a decrease of $17.6 million, or 6.6%, versus the three months ended June 30, 2024.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $19.7 million, or 8.5%, during the three months ended June 30, 2025 versus the three months ended June 30, 2024. The $19.7 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care and Dermatologicals categories. The decrease in the Eye & Ear Care category was primarily due to limited ability to supply demand for Clear Eyes.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $2.1 million, or 6.1%, during the three months ended June 30, 2025 versus the three months ended June 30, 2024. The $2.1 million increase was mainly attributable to increases in sales in the Women's Health and Dermatologicals categories.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2025	%	2024	%	Amount	%
North American OTC Healthcare	$120,400	56.6	$126,757	54.6	$(6,357)	(5.0)
International OTC Healthcare	19,931	53.9	19,265	55.3	666	3.5
	$140,331	56.2	$146,022	54.7	$(5,691)	(3.9)

Gross profit for the three months ended June 30, 2025 decreased $5.7 million, or 3.9%, when compared with the three months ended June 30, 2024.  As a percentage of total revenues, gross profit increased to 56.2% during the three months ended June 30, 2025 from 54.7% during the three months ended June 30, 2024, primarily due to favorable product mix and lower air freight.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $6.4 million, or 5.0%, during the three months ended June 30, 2025 versus the three months ended June 30, 2024. As a percentage of North American OTC Healthcare revenues, gross profit increased to 56.6% during the three months ended June 30, 2025 from 54.6% during the three months ended June 30, 2024, primarily due to lower air freight expenses.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.7 million, or 3.5%, during the three months ended June 30, 2025 versus the three months ended June 30, 2024. As a percentage of International OTC Healthcare revenues, gross profit decreased to 53.9% during the three months ended June 30, 2025 from 55.3% during the three months ended June 30, 2024, primarily due to increased inflation costs.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2025	%	2024	%	Amount	%
North American OTC Healthcare	$91,446	43.0	$93,004	40.0	$(1,558)	(1.7)
International OTC Healthcare	13,948	37.7	13,653	39.2	295	2.2
	$105,394	42.2	$106,657	39.9	$(1,263)	(1.2)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the three months ended June 30, 2025 decreased $1.6 million, or 1.7%, when compared with the three months ended June 30, 2024. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 43.0% during the three months ended June 30, 2025 from 40.0% during the three months ended June 30, 2024, primarily due to the increase in gross profit margin above and a decrease in advertising and marketing spend during the quarter attributable to timing.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.3 million, or 2.2%, during the three months ended June 30, 2025 versus the three months ended June 30, 2024. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 37.7% during the three months ended June 30, 2025 from 39.2% during the three months ended June 30, 2024. The contribution margin decrease as a percentage of revenues during the three months ended June 30, 2025 was primarily due to the decrease in gross profit margin above.

General and Administrative
General and administrative expenses were $28.5 million for the three months ended June 30, 2025 and $28.9 million for the three months ended June 30, 2024. General and administrative expenses decreased $0.4 million due to a decrease in legal expense, partially offset by an increase in compensation costs.

Depreciation and Amortization
Depreciation and amortization expenses were $5.2 million for the three months ended June 30, 2025 and $5.7 million for the three months ended June 30, 2024. The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense due to impairment charges taken on finite-lived brands in fiscal 2025 as well as certain intangible assets being fully amortized during fiscal 2025.

Interest Expense, Net
Interest expense, net was $10.2 million during the three months ended June 30, 2025 versus $13.1 million during the three months ended June 30, 2024. The average indebtedness during the three months ended June 30, 2025 decreased to $1.0 billion from $1.1 billion during the three months ended June 30, 2024. The average cost of borrowing decreased to 4.5% for the three months ended June 30, 2025 compared to 4.8% for the three months ended June 30, 2024.

Income Taxes
The provision for income taxes during the three months ended June 30, 2025 was $14.3 million versus $9.3 million during the three months ended June 30, 2024.  The effective tax rate during the three months ended June 30, 2025 was 23.2% versus 16.0% during the three months ended June 30, 2024. The increase in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to discrete items in the prior year pertaining to the release of a reserve for uncertain tax positions due to the statute of limitations expiring.
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

As of June 30, 2025, we had cash and cash equivalents of $139.5 million, an increase of $41.6 million from March 31, 2025. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2025	2024	$ Change
Cash provided by (used in):
Operating Activities	$79,013	$54,776	$24,237
Investing Activities	(1,938)	(2,130)	192
Financing Activities	(36,282)	(65,522)	29,240
Effects of exchange rate changes on cash and cash equivalents	825	663	162
Net change in cash and cash equivalents	$41,618	$(12,213)	$53,831

Operating Activities
Net cash provided by operating activities was $79.0 million for the three months ended June 30, 2025, compared to $54.8 million for the three months ended June 30, 2024. The $24.2 million increase was due to the timing of working capital and increased net income before non-cash items.

Investing Activities
Net cash used in investing activities was $1.9 million for the three months ended June 30, 2025, compared to $2.1 million for the three months ended June 30, 2024.

Financing Activities
Net cash used in financing activities was $36.3 million for the three months ended June 30, 2025, compared to $65.5 million for the three months ended June 30, 2024. The $29.2 million decrease in cash used in financing activities was primarily due to a decrease in debt repayments of $35.0 million, partly offset by an increase in the repurchase of shares of our common stock in conjunction with our share repurchase program of $8.8 million.

Capital Resources

As of June 30, 2025, we had an aggregate of $1.0 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes"); and
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes").

As of June 30, 2025, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $173.2 million.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2026 (remaining nine months ending March 31, 2026)	$—
2027	—
2028	400,000
2029	—
2030	—
Thereafter	600,000
$1,000,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain fixed charge ratios.  The credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended June 30, 2025 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At June 30, 2025, we were in compliance with the applicable financial and restrictive covenants under the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.  There were no material changes to our critical accounting policies during the three months ended June 30, 2025.

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

These forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “anticipate,” “expect,” “estimate,” "plan," “project,” "intend," "strategy," "goal," "objective," "future," "seek," "may," "might," "should," "would," "will," or other similar words and phrases.  Forward-looking statements are based on current expectations and assumptions that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation:

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
•Potential changes in export/import and trade laws, regulations and policies, including any increased trade restrictions or tariffs and changes in priorities of the current U.S. administration;
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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our 2012 ABL Revolver is variable rate debt. At June 30, 2025, the 2012 ABL Revolver had a zero balance and therefore none of our debt carried a variable rate of interest at June 30, 2025.

Foreign Currency Exchange Rate Risk

During the three months ended June 30, 2025 and 2024, approximately 14.5% and 13.6%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three months ended June 30, 2025 and 2024. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $0.8 million for the three months ended June 30, 2025 and approximately $2.0 million for the three months ended June 30, 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2025, which could materially affect our business, financial condition or results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	89,875	$81.19	89,875	$241,194
May 1 to May 31, 2025	246,844	$85.44	198,220	$224,152
June 1 to June 30, 2025	122,407	$85.30	122,351	$213,716
Total	459,126		410,446
(a) The majority of these shares (410,446 shares) were made pursuant to our share repurchase program which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock. The remaining repurchases (48,680 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The 2025 Annual Meeting of Stockholders of the Company was held on August 5, 2025. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of seven directors nominated by the Board of Directors to serve until the 2026 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	45,567,278	1,537,407	831,550
John E. Byom	45,917,985	1,186,700	831,550
Celeste A. Clark	46,292,163	812,522	831,550
James C. D'Arecca	46,892,863	211,822	831,550
Sheila A. Hopkins	46,553,912	550,773	831,550
John F. Kelly	46,522,489	582,196	831,550
Dawn M. Zier	46,803,147	301,538	831,550

Item 2 – Non-binding resolution to approve the compensation of our named executive officers as disclosed in our Proxy Statement.

For	Against	Abstentions	Broker Non-Votes
46,414,288	559,017	131,377	831,553

Item 3 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2026.

For	Against	Abstentions
46,998,995	932,027	5,212

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 7, 2025	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)