Form 10-Q
period 2025-09-30
Prestige Consumer Healthcare Inc.
filed 2025-11-06
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Yes ☐ No ☒
As of October 31, 2025, there were 48,084,010 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues
Net sales	$273,759	$283,548	$523,037	$550,383
Other revenues	355	237	607	544
Total revenues	274,114	283,785	523,644	550,927

Cost of Sales
Cost of sales excluding depreciation	120,043	124,041	226,758	242,738
Cost of sales depreciation	2,492	2,362	4,976	4,785
Cost of sales	122,535	126,403	231,734	247,523
Gross profit	151,579	157,382	291,910	303,404

Operating Expenses
Advertising and marketing	38,701	41,409	73,638	80,774
General and administrative	28,037	26,067	56,493	54,977
Depreciation and amortization	5,171	5,567	10,353	11,268
Total operating expenses	71,909	73,043	140,484	147,019
Operating income	79,670	84,339	151,426	156,385

Other expense
Interest expense, net	10,036	12,281	20,239	25,418
Other expense, net	501	395	277	891
Total other expense, net	10,537	12,676	20,516	26,309
Income before income taxes	69,133	71,663	130,910	130,076
Provision for income taxes	26,922	17,286	41,233	26,631
Net income	$42,211	$54,377	$89,677	$103,445

Earnings per share:
Basic	$0.86	$1.10	$1.82	$2.08
Diluted	$0.86	$1.09	$1.81	$2.06

Weighted average shares outstanding:
Basic	49,025	49,652	49,249	49,768
Diluted	49,264	49,998	49,547	50,132

Comprehensive income, net of tax:
Currency translation adjustments	655	4,799	6,059	7,959
Total other comprehensive income	655	4,799	6,059	7,959
Comprehensive income	$42,866	$59,176	$95,736	$111,404
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2025	March 31, 2025

Assets
Current assets
Cash and cash equivalents	$119,106	$97,884
Accounts receivable, net of allowance of $19,003 and $16,314, respectively	199,000	194,293
Inventories	158,996	147,709
Prepaid expenses and other current assets	20,309	8,442
Total current assets	497,411	448,328

Property, plant and equipment, net	73,100	74,548
Operating lease right-of-use assets	25,427	28,238
Finance lease right-of-use assets, net	23,416	25,056
Goodwill	528,411	527,425
Intangible assets, net	2,291,073	2,295,350
Other long-term assets	3,442	3,273
Total Assets	$3,442,280	$3,402,218

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$41,924	$18,925
Accrued interest payable	15,578	15,703
Operating lease liabilities, current portion	6,048	6,047
Finance lease liabilities, current portion	2,572	2,490
Other accrued liabilities	68,482	63,458
Total current liabilities	134,604	106,623

Long-term debt, net	993,146	992,357
Deferred income tax liabilities	444,924	419,594
Long-term operating lease liabilities, net of current portion	19,939	22,732
Long-term finance lease liabilities, net of current portion	19,319	20,624
Other long-term liabilities	5,379	5,391
Total Liabilities	1,617,311	1,567,321

Commitments and Contingencies — Note 14

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 56,196 shares at September 30, 2025 and 56,010 shares at March 31, 2025	562	560
Additional paid-in capital	602,756	593,402
Treasury stock, at cost - 8,112 shares at September 30, 2025 and 6,501 shares at March 31, 2025	(392,228)	(277,208)
Accumulated other comprehensive loss, net of tax	(31,600)	(37,659)
Retained earnings	1,645,479	1,555,802
Total Stockholders' Equity	1,824,969	1,834,897
Total Liabilities and Stockholders' Equity	$3,442,280	$3,402,218
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2025	56,171	$561	$600,238	6,960	$(316,330)	$(32,255)	$1,603,268	$1,855,482
Stock-based compensation	—	—	1,767	—	—	—	—	1,767
Exercise of stock options	17	1	751	—	—	—	—	752
Issuance of shares related to restricted stock	8	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	1,152	(75,898)	—	—	(75,898)
Net income	—	—	—	—	—	—	42,211	42,211
Comprehensive income	—	—	—	—	—	655	—	655
Balances at September 30, 2025	56,196	$562	$602,756	8,112	$(392,228)	$(31,600)	$1,645,479	$1,824,969

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2024	55,717	$557	$572,846	6,164	$(251,566)	$(31,335)	$1,390,265	$1,680,767
Stock-based compensation	—	—	2,134	—	—	—	—	2,134
Exercise of stock options	35	1	1,616	—	—	—	—	1,617
Issuance of shares related to restricted stock	17	(1)	—	—	—	—	—	(1)
Treasury share repurchases	—	—	—	165	(11,932)	—	—	(11,932)
Net income	—	—	—	—	—	—	54,377	54,377
Comprehensive income	—	—	—	—	—	4,799	—	4,799
Balances at September 30, 2024	55,769	$557	$576,596	6,329	(263,498)	(26,536)	1,444,642	$1,731,761

	Six Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2025	56,010	$560	$593,402	6,501	$(277,208)	$(37,659)	$1,555,802	$1,834,897
Stock-based compensation	—	—	5,449	—	—	—	—	5,449
Exercise of stock options	70	1	3,906	—	—	—	—	3,907
Issuance of shares related to restricted stock	116	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	1,611	(115,020)	—	—	(115,020)
Net income	—	—	—	—	—	—	89,677	89,677
Comprehensive income	—	—	—	—	—	6,059	—	6,059
Balances at September 30, 2025	56,196	$562	$602,756	8,112	$(392,228)	$(31,600)	$1,645,479	$1,824,969

	Six Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084
Stock-based compensation	—	—	5,559	—	—	—	—	5,559
Exercise of stock options	73	1	3,591	—	—	—	—	3,592
Issuance of shares related to restricted stock	195	1	(2)	—	—	—	—	(1)
Treasury share repurchases	—	—	—	649	(43,877)	—	—	(43,877)
Net income	—	—	—	—	—	—	103,445	103,445
Comprehensive income	—	—	—	—	—	7,959	—	7,959
Balances at September 30, 2024	55,769	$557	$576,596	6,329	$(263,498)	$(26,536)	$1,444,642	$1,731,761
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2025	2024
Operating Activities
Net income	$89,677	$103,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,329	16,053
Loss on disposal of property and equipment	131	83
Deferred and other income taxes	23,211	4,364
Amortization of debt origination costs	889	882
Stock-based compensation costs	5,449	5,559
Non-cash operating lease cost	3,879	3,430
Changes in operating assets and liabilities:
Accounts receivable	(2,580)	15,191
Inventories	(10,277)	(16,471)
Prepaid expenses and other current assets	(11,767)	3,787
Accounts payable	22,545	(7,596)
Accrued liabilities	3,923	584
Operating lease liabilities	(3,839)	(3,771)
Other	(71)	(964)
Net cash provided by operating activities	136,499	124,576

Investing Activities
Purchases of property, plant and equipment	(2,940)	(3,179)
Other	(1,927)	(978)
Net cash (used in) investing activities	(4,867)	(4,157)

Financing Activities
Term loan repayments	—	(75,000)
Payments of finance leases	(1,147)	(1,688)
Proceeds from exercise of stock options	3,907	3,592
Fair value of shares surrendered as payment of tax withholding	(4,216)	(5,832)
Repurchase of common stock	(109,775)	(37,794)
Net cash (used in) financing activities	(111,231)	(116,722)

Effects of exchange rate changes on cash and cash equivalents	821	1,374
Increase in cash and cash equivalents	21,222	5,071
Cash and cash equivalents - beginning of period	97,884	46,469
Cash and cash equivalents - end of period	$119,106	$51,540

Interest paid	$21,879	$25,551
Income taxes paid	$25,088	$18,691

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events and evolving U.S. and international trade restrictions and tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our consumers, including a shift in many markets to purchasing our products online, and have and may continue to see changes in retailer purchasing patterns due to these consumer patterns and the uncertain economic environment.

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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2026) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2026.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2025	March 31, 2025
Components of Inventories
Packaging and raw materials	$20,059	$26,562
Work in process	2,115	2,880
Finished goods	136,822	118,267
Inventories	$158,996	$147,709

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $6.1 million at September 30, 2025 and $4.0 million at March 31, 2025 related to obsolete and slow-moving inventory.

3.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2025
Goodwill	$711,452	$30,076	$741,528
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2025	498,936	28,489	527,425
Effects of foreign currency exchange rates	—	986	986
Balance - September 30, 2025
Goodwill	711,452	31,062	742,514
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - September 30, 2025	$498,936	$29,475	$528,411

At February 28, 2025, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and, accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of September 30, 2025, we determined no events have occurred that would indicate potential impairment of goodwill.

4.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2025	$2,136,986	$434,500	$2,571,486
Effects of foreign currency exchange rates	3,799	943	4,742
Balance — September 30, 2025	$2,140,785	$435,443	$2,576,228

Accumulated Amortization
Balance — March 31, 2025	$—	$276,136	$276,136
Additions	—	8,947	8,947
Effects of foreign currency exchange rates	—	72	72
Balance — September 30, 2025	$—	$285,155	$285,155

Intangible assets, net - September 30, 2025	$2,140,785	$150,288	$2,291,073

Amortization expense was $4.5 million and $8.9 million for the three and six months ended September 30, 2025, respectively, and $4.8 million and $9.8 million for the three and six months ended September 30, 2024, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2026 (remaining six months ended March 31, 2026)	$8,331
2027	15,663
2028	13,338
2029	13,338
2030	13,338
Thereafter	86,280
$150,288

At February 28, 2025, the date of our annual impairment review, we recorded impairment charges of $12.5 million in our March 31, 2025 financial statements. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of September 30, 2025, no events have occurred that would indicate potential impairment of intangible assets.

5.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the six months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$820	$664	$1,640	$1,329
Interest on lease liabilities	355	3	715	12
Operating lease cost	1,940	1,705	3,878	3,409
Short term lease cost	35	31	69	63
Variable lease cost	4,588	16,125	9,414	32,548
Total net lease cost	$7,738	$18,528	$15,716	$37,361

As of September 30, 2025, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2026 (remaining six months ending March 31, 2026)	$3,797	$1,938	$5,735
2027	7,270	3,875	11,145
2028	6,868	3,875	10,743
2029	5,578	3,869	9,447
2030	5,180	3,366	8,546
Thereafter	1,219	10,657	11,876
Total undiscounted lease payments	29,912	27,580	57,492
Less amount of lease payments representing interest	(3,925)	(5,689)	(9,614)
Total present value of lease payments	$25,987	$21,891	$47,878

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2025
Weighted average remaining lease term (years)
Operating leases	4.36
Finance leases	7.63
Weighted average discount rate
Operating leases	6.59%
Finance leases	6.32%

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2025	March 31, 2025
Accrued marketing costs	$35,191	$26,324
Accrued compensation costs	7,998	14,205
Accrued broker commissions	1,797	1,462
Income taxes payable	470	830
Accrued professional fees	8,328	8,026
Accrued production costs	6,331	6,416
Other accrued liabilities	8,367	6,195
	$68,482	$63,458

7.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2025	March 31, 2025
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
Long-term debt	1,000,000	1,000,000
Less: unamortized debt costs	(6,854)	(7,643)
Long-term debt, net	$993,146	$992,357

At September 30, 2025, we had no balance outstanding on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver") and a borrowing capacity of $190.0 million.

As of September 30, 2025, aggregate future principal payments required in accordance with the terms of the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2026 (remaining six months ending March 31, 2026)	$—
2027	—
2028	400,000
2029	—
2030	—
Thereafter	600,000
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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes and the 2019 Senior Notes are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at September 30, 2025 and March 31, 2025.

	September 30, 2025		March 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	397,000	400,000	392,000
2021 Senior Notes	600,000	553,500	600,000	537,750

At September 30, 2025 and March 31, 2025, we did not have any assets or liabilities measured in Level 1 or 3.

9.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2025.

On May 6, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of the Company's issued and outstanding common stock. Under the authorization, the Company may purchase common stock utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. At September 30, 2025, there was $138.7 million remaining to be purchased under the repurchase plan.

During the three and six months ended September 30, 2025 and 2024, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	2,024		451		50,704		83,124
Average price per share	$80.18		$70.53		$83.15		$70.16
Total amount repurchased	$0.1	millon	$0.0	million	$4.2	million	$5.8	million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	1,150,129		164,733		1,560,575		565,844
Average price per share	$65.21		$71.74		$70.34		$66.79
Total amount repurchased	$75.0	millon	$11.8	million	$109.8	million	$37.8	million

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2025 and March 31, 2025:

(In thousands)	September 30, 2025	March 31, 2025
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(32,244)	$(38,303)
Unrecognized net gain on pension plans, net of tax of $(192) and $(192), respectively	644	644
Accumulated other comprehensive loss, net of tax	$(31,600)	$(37,659)

As of September 30, 2025 and March 31, 2025, no amounts were reclassified from accumulated other comprehensive loss into earnings.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income	$42,211	$54,377	$89,677	$103,445

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	49,025	49,652	49,249	49,768
Dilutive effect of unvested restricted stock units and options issued to employees and directors	239	346	298	364
Denominator for diluted earnings per share	49,264	49,998	49,547	50,132

Earnings per Common Share:
Basic earnings per share	$0.86	$1.10	$1.82	$2.08

Diluted earnings per share	$0.86	$1.09	$1.81	$2.06

For the three months ended September 30, 2025 and 2024, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2025 and 2024, there were 0.2 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

At September 30, 2025, there were 1.4 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Pre-tax stock-based compensation costs charged against income	$1,767	$2,134	$5,449	$5,559
Income tax benefit recognized on compensation costs	$229	$291	$694	$729
Total fair value of options and RSUs vested during the period	$1,240	$1,035	$10,276	$12,185
Cash received from the exercise of stock options	$752	$1,617	$3,907	$3,592
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$162	$375	$942	$1,042

At September 30, 2025, there were $3.6 million of unrecognized compensation costs related to unvested stock options under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.1 years. At September 30, 2025, there were $16.1 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.1 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2024
Unvested at March 31, 2024	391.9	$54.43
Granted	145.7	69.70
Incremental performance shares	41.1	—
Vested	(192.7)	47.60
Forfeited	(4.9)	59.31
Unvested at September 30, 2024	381.1	62.57
Vested at September 30, 2024	108.5	40.87

Six Months Ended September 30, 2025
Unvested at March 31, 2025	402.2	$63.20
Granted	128.3	82.04
Vested	(128.6)	57.61
Forfeited	(23.8)	63.88
Unvested at September 30, 2025	378.1	71.45
Vested at September 30, 2025	110.2	43.14
Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Six Months Ended September 30,
	2025	2024
Expected volatility	28.4% to 30.1%	30.4% to 30.8%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.0% to 4.1%	4.5%
Weighted average grant date fair value of options granted	$31.03	$27.97

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2024
Outstanding at March 31, 2024	728.0	$48.30
Granted	109.7	69.94
Exercised	(73.3)	48.99
Forfeited	(15.6)	60.87
Outstanding at September 30, 2024	748.8	51.14	6.4	$15,697
Vested at September 30, 2024	520.5	45.48	5.3	$13,856

Six Months Ended September 30, 2025
Outstanding at March 31, 2025	518.7	$52.22
Granted	109.7	82.58
Exercised	(70.5)	55.41
Forfeited	(36.3)	76.13
Outstanding at September 30, 2025	521.6	56.51	6.5	$5,482
Vested at September 30, 2025	341.5	46.88	5.3	$5,462

The aggregate intrinsic value of options exercised during the six months ended September 30, 2025 was $1.8 million.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are continuing to assess its impact and do not expect the OBBBA to have a material impact on our estimated annual effective tax rate.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 38.9% and 24.1% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rates used in the calculation of income taxes were 31.5% and 20.5% for the six months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the six months ended September 30, 2025 compared to the six months ended September 30, 2024 was primarily due to establishing a taxable presence in a new state.

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

15.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During each of the three and six months ended September 30, 2025, approximately 37% and 38%, respectively, of our gross revenues were derived from our five top selling brands. During the three and six months ended September 30, 2024, approximately 37% and 38%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 20% and 21%, respectively, of our gross revenues for the three and six months ended September 30, 2025. Walmart accounted for approximately 19% and 20%, respectively, of our gross revenues for the three and six months ended September 30, 2024. Amazon accounted for approximately 13% and 12%, respectively, of our gross revenues for the three and six months ended September 30, 2025. Amazon accounted for approximately 12% and 13%, respectively, of our gross revenues for the three and six months ended September 30, 2024.

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

At September 30, 2025, we had relationships with 101 third-party manufacturers.  Of those, we had long-term contracts with 17 manufacturers that produced items that accounted for approximately 57% of gross sales for the six months ended September 30, 2025. At September 30, 2024, we had relationships with 107 third-party manufacturers.  Of those, we had long-term contracts with 28 manufacturers that produced items that accounted for approximately 76% of gross sales for the six months ended September 30, 2024. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for approximately 22% of our gross revenues for the six months ended September 30, 2025 and 23% of gross revenues for the six months ended September 30, 2024, while we accounted for a significant portion of their gross revenues over both those time periods. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$230,756	$43,358	$274,114
Cost of sales	102,348	20,187	122,535
Gross profit	128,408	23,171	151,579
Advertising and marketing	32,033	6,668	38,701
Contribution margin	$96,375	$16,503	$112,878
Other operating expenses			33,208
Operating income			$79,670
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$443,334	$80,310	$523,644
Cost of sales	194,526	37,208	231,734
Gross profit	248,808	43,102	291,910
Advertising and marketing	60,987	12,651	73,638
Contribution margin	$187,821	$30,451	$218,272
Other operating expenses			66,846
Operating income			$151,426
* Intersegment revenues of $1.2 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$239,811	$43,974	$283,785
Cost of sales	107,782	18,621	126,403
Gross profit	132,029	25,353	157,382
Advertising and marketing	34,889	6,520	41,409
Contribution margin	$97,140	$18,833	$115,973
Other operating expenses			31,634
Operating income			$84,339
* Intersegment revenues of $0.9 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$472,127	$78,800	$550,927
Cost of sales	213,341	34,182	247,523
Gross profit	258,786	44,618	303,404
Advertising and marketing	68,642	12,132	80,774
Contribution margin	$190,144	$32,486	$222,630
Other operating expenses			66,245
Operating income			$156,385
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,232	$1,501	$28,733
Cough & Cold	20,472	6,813	27,285
Women's Health	50,588	5,608	56,196
Gastrointestinal	46,413	17,787	64,200
Eye & Ear Care	29,387	4,790	34,177
Dermatologicals	32,792	2,904	35,696
Oral Care	21,039	3,728	24,767
Other OTC	2,833	227	3,060
Total segment revenues	$230,756	$43,358	$274,114

	Six Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$54,490	$3,175	$57,665
Cough & Cold	33,825	12,467	46,292
Women's Health	102,234	10,720	112,954
Gastrointestinal	90,109	31,875	121,984
Eye & Ear Care	57,168	9,317	66,485
Dermatologicals	60,644	5,161	65,805
Oral Care	39,193	7,276	46,469
Other OTC	5,671	319	5,990
Total segment revenues	$443,334	$80,310	$523,644

	Three Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$27,147	$1,075	$28,222
Cough & Cold	23,054	6,221	29,275
Women's Health	54,309	6,038	60,347
Gastrointestinal	41,911	18,150	60,061
Eye & Ear Care	36,140	6,646	42,786
Dermatologicals	33,640	2,215	35,855
Oral Care	20,698	3,385	24,083
Other OTC	2,912	244	3,156
Total segment revenues	$239,811	$43,974	$283,785

	Six Months Ended September 30, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$54,158	$2,357	$56,515
Cough & Cold	38,015	11,957	49,972
Women's Health	104,804	10,121	114,925
Gastrointestinal	86,198	31,878	118,076
Eye & Ear Care	79,459	11,457	90,916
Dermatologicals	65,243	3,967	69,210
Oral Care	38,372	6,485	44,857
Other OTC	5,878	578	6,456
Total segment revenues	$472,127	$78,800	$550,927

17.    Subsequent Events

Lease Agreement
On October 16, 2025, we entered into the third amendment to the lease of our corporate headquarters located in Tarrytown, New York. The agreement extends the term of the lease to December 31, 2037 and the commencement date is subject to certain conditions.

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

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 31 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, references to a year (e.g., 2026) refer to our fiscal year ended March 31 of that year.

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name, over-the-counter ("OTC") health and personal care products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.

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

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events and evolving U.S. and international trade restrictions and tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our consumers, including a shift in many markets to purchasing our products online, and have and may continue to see changes in retailer purchasing patterns due to these consumer patterns and the uncertain economic environment.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are continuing to assess its impact and do not expect the OBBBA to have a material impact on our estimated annual effective tax rate.

Results of Operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2025	%	2024	%	Amount	%
North American OTC Healthcare
Analgesics	$27,232	9.9	$27,147	9.6	$85	0.3
Cough & Cold	20,472	7.5	23,054	8.1	(2,582)	(11.2)
Women's Health	50,588	18.5	54,309	19.1	(3,721)	(6.9)
Gastrointestinal	46,413	16.9	41,911	14.8	4,502	10.7
Eye & Ear Care	29,387	10.7	36,140	12.7	(6,753)	(18.7)
Dermatologicals	32,792	12.0	33,640	11.9	(848)	(2.5)
Oral Care	21,039	7.7	20,698	7.3	341	1.6
Other OTC	2,833	1.0	2,912	1.0	(79)	(2.7)
Total North American OTC Healthcare	230,756	84.2	239,811	84.5	(9,055)	(3.8)

International OTC Healthcare
Analgesics	$1,501	0.5	$1,075	0.4	426	39.6
Cough & Cold	6,813	2.5	6,221	2.2	592	9.5
Women's Health	5,608	2.0	6,038	2.1	(430)	(7.1)
Gastrointestinal	17,787	6.5	18,150	6.4	(363)	(2.0)
Eye & Ear Care	4,790	1.7	6,646	2.3	(1,856)	(27.9)
Dermatologicals	2,904	1.1	2,215	0.8	689	31.1
Oral Care	3,728	1.4	3,385	1.2	343	10.1
Other OTC	227	0.1	244	0.1	(17)	(7.0)
Total International OTC Healthcare	43,358	15.8	43,974	15.5	(616)	(1.4)

Total Consolidated	$274,114	100.0	$283,785	100.0	$(9,671)	(3.4)

Total revenues for the three months ended September 30, 2025 were $274.1 million, a decrease of $9.7 million, or 3.4%, versus the three months ended September 30, 2024.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $9.1 million, or 3.8%, during the three months ended September 30, 2025 versus the three months ended September 30, 2024. The $9.1 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care and Women's Health categories, partly offset by an increase in sales in the Gastrointestinal category.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $0.6 million, or 1.4%, during the three months ended September 30, 2025 versus the three months ended September 30, 2024. The $0.6 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care category, partly offset by an increase in sales in the Dermatologicals category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2025	%	2024	%	Amount	%
North American OTC Healthcare	$128,408	55.6	$132,029	55.1	$(3,621)	(2.7)
International OTC Healthcare	23,171	53.4	25,353	57.7	(2,182)	(8.6)
	$151,579	55.3	$157,382	55.5	$(5,803)	(3.7)

Gross profit for the three months ended September 30, 2025 decreased $5.8 million, or 3.7%, when compared with the three months ended September 30, 2024.  As a percentage of total revenues, gross profit decreased to 55.3% during the three months ended September 30, 2025 from 55.5% during the three months ended September 30, 2024, primarily due to the decrease in revenue and the decrease in International OTC Healthcare segment gross margins.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $3.6 million, or 2.7%, during the three months ended September 30, 2025 versus the three months ended September 30, 2024. As a percentage of North American OTC Healthcare revenues, gross profit increased to 55.6% during the three months ended September 30, 2025 from 55.1% during the three months ended September 30, 2024, primarily due to a more favorable product mix.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $2.2 million, or 8.6%, during the three months ended September 30, 2025 versus the three months ended September 30, 2024. As a percentage of International OTC Healthcare revenues, gross profit decreased to 53.4% during the three months ended September 30, 2025 from 57.7% during the three months ended September 30, 2024, primarily due to increased inflation costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2025	%	2024	%	Amount	%
North American OTC Healthcare	$96,375	41.8	$97,140	40.5	$(765)	(0.8)
International OTC Healthcare	16,503	38.1	18,833	42.8	(2,330)	(12.4)
	$112,878	41.2	$115,973	40.9	$(3,095)	(2.7)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $0.8 million, or 0.8%, during the three months ended September 30, 2025 versus the three months ended September 30, 2024. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 41.8% during the three months ended September 30, 2025 from 40.5% during the three months ended September 30, 2024. The contribution margin increase as a percentage of revenues was primarily due to the increase in gross profit margin above and a decrease in advertising and marketing spend during the quarter attributable to timing.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $2.3 million, or 12.4%, during the three months ended September 30, 2025 versus the three months ended September 30, 2024. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 38.1% during the three months ended September 30, 2025 from 42.8% during the three months ended September 30, 2024. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin above.

General and Administrative
General and administrative expenses were $28.0 million for the three months ended September 30, 2025 and $26.1 million for the three months ended September 30, 2024. The $1.9 million increase in general and administrative expenses was primarily due to increases in professional fees and acquisition costs.

Depreciation and Amortization
Depreciation and amortization expenses were $5.2 million for the three months ended September 30, 2025 and $5.6 million for the three months ended September 30, 2024. The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense due to impairment charges taken on certain finite-lived brands in fiscal 2025, as well as certain intangible assets being fully amortized during fiscal 2025.

Interest Expense, Net
Interest expense, net was $10.0 million during the three months ended September 30, 2025 versus $12.3 million during the three months ended September 30, 2024. The average indebtedness decreased to $1.0 billion during the three months ended September 30, 2025 from $1.1 billion during the three months ended September 30, 2024. The average cost of borrowing decreased to 4.5% for the three months ended September 30, 2025 from 4.7% for the three months ended September 30, 2024.

Income Taxes
The provision for income taxes during the three months ended September 30, 2025 was $26.9 million versus $17.3 million during the three months ended September 30, 2024.  The effective tax rate during the three months ended September 30, 2025 was 38.9% versus 24.1% during the three months ended September 30, 2024. The increase in the effective tax rate for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to establishing a taxable presence in a new state.

Results of Operations

Six Months Ended September 30, 2025 compared to the Six Months Ended September 30, 2024

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2025 and 2024.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2025	%	2024	%	Amount	%
North American OTC Healthcare
Analgesics	$54,490	10.4	$54,158	9.8	$332	0.6
Cough & Cold	33,825	6.5	38,015	6.9	(4,190)	(11.0)
Women's Health	102,234	19.5	104,804	19.1	(2,570)	(2.5)
Gastrointestinal	90,109	17.2	86,198	15.6	3,911	4.5
Eye & Ear Care	57,168	10.9	79,459	14.4	(22,291)	(28.1)
Dermatologicals	60,644	11.6	65,243	11.8	(4,599)	(7.0)
Oral Care	39,193	7.5	38,372	7.0	821	2.1
Other OTC	5,671	1.1	5,878	1.1	(207)	(3.5)
Total North American OTC Healthcare	443,334	84.7	472,127	85.7	(28,793)	(6.1)

International OTC Healthcare
Analgesics	$3,175	0.6	$2,357	0.4	$818	34.7
Cough & Cold	12,467	2.4	11,957	2.2	510	4.3
Women's Health	10,720	2.0	10,121	1.8	599	5.9
Gastrointestinal	31,875	6.0	31,878	5.8	(3)	—
Eye & Ear Care	9,317	1.8	11,457	2.1	(2,140)	(18.7)
Dermatologicals	5,161	1.0	3,967	0.7	1,194	30.1
Oral Care	7,276	1.4	6,485	1.2	791	12.2
Other OTC	319	0.1	578	0.1	(259)	(44.8)
Total International OTC Healthcare	80,310	15.3	78,800	14.3	1,510	1.9

Total Consolidated	$523,644	100.0	$550,927	100.0	$(27,283)	(5.0)

Total revenues for the six months ended September 30, 2025 were $523.6 million, a decrease of $27.3 million, or 5.0%, versus the six months ended September 30, 2024.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $28.8 million, or 6.1%, during the six months ended September 30, 2025 versus the six months ended September 30, 2024. The $28.8 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care category, due to limited ability to supply demand for Clear Eyes.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $1.5 million, or 1.9%, during the six months ended September 30, 2025 versus the six months ended September 30, 2024. The $1.5 million increase was mainly attributable to increases in sales in the Dermatologicals and Analgesics categories, partly offset by a decrease in sales in the Eye & Ear Care category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2025	%	2024	%	Amount	%
North American OTC Healthcare	$248,808	56.1	$258,786	54.8	$(9,978)	(3.9)
International OTC Healthcare	43,102	53.7	44,618	56.6	(1,516)	(3.4)
	$291,910	55.7	$303,404	55.1	$(11,494)	(3.8)

Gross profit for the six months ended September 30, 2025 decreased $11.5 million, or 3.8%, when compared with the six months ended September 30, 2024.  As a percentage of total revenues, gross profit increased to 55.7% during the six months ended September 30, 2025 from 55.1% during the six months ended September 30, 2024, primarily due to favorable product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $10.0 million, or 3.9%, during the six months ended September 30, 2025 versus the six months ended September 30, 2024. As a percentage of North American OTC Healthcare revenues, gross profit increased to 56.1% during the six months ended September 30, 2025 from 54.8% during the six months ended September 30, 2024, primarily due to favorable product mix.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $1.5 million, or 3.4%, during the six months ended September 30, 2025 versus the six months ended September 30, 2024. As a percentage of International OTC Healthcare revenues, gross profit decreased to 53.7% during the six months ended September 30, 2025 from 56.6% during the six months ended September 30, 2024, primarily due to increased inflation costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2025	%	2024	%	Amount	%
North American OTC Healthcare	$187,821	42.4	$190,144	40.3	$(2,323)	(1.2)
International OTC Healthcare	30,451	37.9	32,486	41.2	(2,035)	(6.3)
	$218,272	41.7	$222,630	40.4	$(4,358)	(2.0)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the six months ended September 30, 2025 decreased $2.3 million, or 1.2%, when compared with the six months ended September 30, 2024. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 42.4% during the six months ended September 30, 2025 from 40.3% during the six months ended September 30, 2024, primarily due to the increase in gross profit margin above and a decrease in advertising and marketing spend.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $2.0 million, or 6.3%, during the six months ended September 30, 2025 versus the six months ended September 30, 2024. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 37.9% during the six months ended September 30, 2025 from 41.2% during the six months ended September 30, 2024. The contribution margin decrease as a percentage of revenues during the six months ended September 30, 2025 was primarily due to the decrease in gross profit margin above.

General and Administrative
General and administrative expenses were $56.5 million for the six months ended September 30, 2025 and $55.0 million for the six months ended September 30, 2024. The $1.5 million increase in general and administrative expenses was primarily due to increases in compensation costs and acquisition costs, partially offset by a decrease in professional fees.

Depreciation and Amortization
Depreciation and amortization expenses were $10.4 million for the six months ended September 30, 2025 and $11.3 million for the six months ended September 30, 2024. The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense due to impairment charges taken on certain finite-lived brands in fiscal 2025, as well as certain intangible assets being fully amortized during fiscal 2025.

Interest Expense, Net
Interest expense, net was $20.2 million during the six months ended September 30, 2025 versus $25.4 million during the six months ended September 30, 2024. The average indebtedness during the six months ended September 30, 2025 decreased to $1.0 billion from $1.1 billion during the six months ended September 30, 2024. The average cost of borrowing decreased to 4.5% for the six months ended September 30, 2025 compared to 4.8% for the six months ended September 30, 2024.

Income Taxes
The provision for income taxes during the six months ended September 30, 2025 was $41.2 million versus $26.6 million during the six months ended September 30, 2024.  The effective tax rate during the six months ended September 30, 2025 was 31.5% versus 20.5% during the six months ended September 30, 2024. The increase in the effective tax rate for the six months ended September 30, 2025, compared to the six months ended September 30, 2024 was primarily due to establishing a taxable presence in a new state.

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

As of September 30, 2025, we had cash and cash equivalents of $119.1 million, an increase of $21.2 million from March 31, 2025. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2025	2024	$ Change
Cash provided by (used in):
Operating Activities	$136,499	$124,576	$11,923
Investing Activities	(4,867)	(4,157)	(710)
Financing Activities	(111,231)	(116,722)	5,491
Effects of exchange rate changes on cash and cash equivalents	821	1,374	(553)
Net change in cash and cash equivalents	$21,222	$5,071	$16,151

Operating Activities
Net cash provided by operating activities was $136.5 million for the six months ended September 30, 2025, compared to $124.6 million for the six months ended September 30, 2024. The $11.9 million increase was due to the timing of working capital and increased net income before non-cash items.

Investing Activities
Net cash used in investing activities was $4.9 million for the six months ended September 30, 2025, compared to $4.2 million for the six months ended September 30, 2024. The $0.7 million increase in net cash used in investing activities was primarily due to changes in a short-term loan receivable.

Financing Activities
Net cash used in financing activities was $111.2 million for the six months ended September 30, 2025, compared to $116.7 million for the six months ended September 30, 2024. The $5.5 million decrease in cash used in financing activities was primarily due to a decrease in debt repayments of $75.0 million and a decrease in shares surrendered as payment of tax withholding of $1.6 million, partly offset by an increase in the repurchase of shares of our common stock in conjunction with our share repurchase program of $72.0 million.

Capital Resources

As of September 30, 2025, we had an aggregate of $1.0 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes"); and
•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes").

As of September 30, 2025, we had no outstanding balance on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver”) and a borrowing capacity of $190.0 million.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2026 (remaining six months ending March 31, 2026)	$—
2027	—
2028	400,000
2029	—
2030	—
Thereafter	600,000
$1,000,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain fixed charge ratios.  The credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended September 30, 2025 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At September 30, 2025, we were in compliance with the applicable financial and restrictive covenants under the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.  There were no material changes to our critical accounting policies during the six months ended September 30, 2025.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our 2012 ABL Revolver is variable rate debt. At September 30, 2025, the 2012 ABL Revolver had a zero balance and therefore none of our debt carried a variable rate of interest at September 30, 2025.

Foreign Currency Exchange Rate Risk

During the three and six months ended September 30, 2025, approximately 16.0% and 15.3%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. During the three and six months ended September 30, 2024, approximately 15.3% and 14.5%, respectively, of our gross revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates. These transactions are primarily with respect to the Canadian and Australian Dollars.

We performed a sensitivity analysis with respect to exchange rates for the three and six months ended September 30, 2025 and 2024. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a less than 5.0% impact on pre-tax income of approximately $1.3 million for the three months ended September 30, 2025 and approximately $1.5 million for the six months ended September 30, 2025. It represented a less than 5.0% impact on pre-tax income of approximately $1.8 million for the three months ended September 30, 2024 and $3.3 million for the six months ended September 30, 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	2,024	$80.18	—	$213,716
August 1 to August 31, 2025	376,882	$65.87	376,882	$188,891
September 1 to September 30, 2025	773,247	$64.89	773,247	$138,716
Total	1,152,153		1,150,129
(a) The majority of these shares (1,150,129 shares) were purchased pursuant to our share repurchase program, which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock. The remaining repurchases (2,024 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company's securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or directors during the three months ended September 30, 2025:

Name and Position	Date	Action	Satisfies Affirmative Defense under Rule 10b5-1(c)	Expiration Date	Total Ordinary Shares to be Sold
Jeffrey Zerillo	August 26, 2025	Adoption	X	September 30, 2026	12,594
Senior Vice President Operations

ITEM 6.     EXHIBITS

2.1	Share Purchase Agreement, dated August 4, 2025, between Anjac SAS, MedTech Pharma Holding Limited and MEDTECH Products Inc.†

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 6, 2025	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)