Form 10-Q
period 2025-12-31
Prestige Consumer Healthcare Inc.
filed 2026-02-05
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
Yes ☐ No ☒
As of January 30, 2026, there were 47,318,730 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADE NAMES
Trademarks and trade names used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and trade names when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues
Net sales	$283,045	$290,002	$806,082	$840,385
Other revenues	399	315	1,006	859
Total revenues	283,444	290,317	807,088	841,244

Cost of Sales
Cost of sales excluding depreciation	123,632	127,360	350,390	370,098
Cost of sales depreciation	2,443	1,908	7,419	6,693
Cost of sales	126,075	129,268	357,809	376,791
Gross profit	157,369	161,049	449,279	464,453

Operating Expenses
Advertising and marketing	40,055	37,945	113,693	118,719
General and administrative	29,674	26,182	86,167	81,159
Depreciation and amortization	5,149	4,960	15,502	16,228
Total operating expenses	74,878	69,087	215,362	216,106
Operating income	82,491	91,962	233,917	248,347

Other expense
Interest expense, net	10,672	11,455	30,911	36,873
Other expense, net	10,005	353	10,282	1,244
Total other expense, net	20,677	11,808	41,193	38,117
Income before income taxes	61,814	80,154	192,724	210,230
Provision for income taxes	15,118	19,122	56,351	45,753
Net income	$46,696	$61,032	$136,373	$164,477

Earnings per share:
Basic	$0.98	$1.23	$2.80	$3.31
Diluted	$0.97	$1.22	$2.78	$3.28

Weighted average shares outstanding:
Basic	47,880	49,597	48,791	49,711
Diluted	48,087	49,993	49,059	50,085

Comprehensive income, net of tax:
Currency translation adjustments	1,366	(13,628)	7,425	(5,669)
Total other comprehensive (loss) income	1,366	(13,628)	7,425	(5,669)
Comprehensive income	$48,062	$47,404	$143,798	$158,808
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2025	March 31, 2025

Assets
Current assets
Cash and cash equivalents	$62,373	$97,884
Accounts receivable, net of allowance of $21,087 and $16,314, respectively	190,456	194,293
Inventories	163,594	147,709
Prepaid expenses and other current assets	17,005	8,442
Total current assets	433,428	448,328

Property, plant and equipment, net	128,214	74,548
Operating lease right-of-use assets	23,928	28,238
Finance lease right-of-use assets, net	22,596	25,056
Goodwill	581,248	527,425
Intangible assets, net	2,301,536	2,295,350
Other long-term assets	3,793	3,273
Total Assets	$3,494,743	$3,402,218

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$42,946	$18,925
Accrued interest payable	15,078	15,703
Operating lease liabilities, current portion	6,019	6,047
Finance lease liabilities, current portion	2,614	2,490
Other accrued liabilities	72,900	63,458
Total current liabilities	139,557	106,623

Long-term debt, net	1,033,547	992,357
Deferred income tax liabilities	449,331	419,594
Long-term operating lease liabilities, net of current portion	18,458	22,732
Long-term finance lease liabilities, net of current portion	18,652	20,624
Other long-term liabilities	5,747	5,391
Total Liabilities	1,665,292	1,567,321

Commitments and Contingencies — Note 15

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 56,198 shares at December 31, 2025 and 56,010 shares at March 31, 2025	562	560
Additional paid-in capital	605,495	593,402
Treasury stock, at cost - 8,879 shares at December 31, 2025 and 6,501 shares at March 31, 2025	(438,547)	(277,208)
Accumulated other comprehensive loss, net of tax	(30,234)	(37,659)
Retained earnings	1,692,175	1,555,802
Total Stockholders' Equity	1,829,451	1,834,897
Total Liabilities and Stockholders' Equity	$3,494,743	$3,402,218
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2025	56,196	$562	$602,756	8,112	$(392,228)	$(31,600)	$1,645,479	$1,824,969
Stock-based compensation	—	—	2,739	—	—	—	—	2,739
Issuance of shares related to restricted stock	2	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	767	(46,319)	—	—	(46,319)
Net income	—	—	—	—	—	—	46,696	46,696
Comprehensive income	—	—	—	—	—	1,366	—	1,366
Balances at December 31, 2025	56,198	$562	$605,495	8,879	$(438,547)	$(30,234)	$1,692,175	$1,829,451

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at September 30, 2024	55,769	$557	$576,596	6,329	$(263,498)	$(26,536)	$1,444,642	$1,731,761
Stock-based compensation	—	—	2,865	—	—	—	—	2,865
Exercise of stock options	170	2	8,746	—	—	—	—	8,748
Treasury share repurchases	—	—	—	34	(2,345)	—	—	(2,345)
Net income	—	—	—	—	—	—	61,032	61,032
Comprehensive loss	—	—	—	—	—	(13,628)	—	(13,628)
Balances at December 31, 2024	55,939	$559	$588,207	6,363	$(265,843)	$(40,164)	$1,505,674	$1,788,433

	Nine Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2025	56,010	$560	$593,402	6,501	$(277,208)	$(37,659)	$1,555,802	$1,834,897
Stock-based compensation	—	—	8,188	—	—	—	—	8,188
Exercise of stock options	70	1	3,906	—	—	—	—	3,907
Issuance of shares related to restricted stock	118	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	2,378	(161,339)	—	—	(161,339)
Net income	—	—	—	—	—	—	136,373	136,373
Comprehensive income	—	—	—	—	—	7,425	—	7,425
Balances at December 31, 2025	56,198	$562	$605,495	8,879	$(438,547)	$(30,234)	$1,692,175	$1,829,451

	Nine Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084
Stock-based compensation	—	—	8,424	—	—	—	—	8,424
Exercise of stock options	243	3	12,337	—	—	—	—	12,340
Issuance of shares related to restricted stock	195	1	(2)	—	—	—	—	(1)
Treasury share repurchases	—	—	—	683	(46,222)	—	—	(46,222)
Net income	—	—	—	—	—	—	164,477	164,477
Comprehensive income	—	—	—	—	—	(5,669)	—	(5,669)
Balances at December 31, 2024	55,939	$559	$588,207	6,363	$(265,843)	$(40,164)	$1,505,674	$1,788,433
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2025	2024
Operating Activities
Net income	$136,373	$164,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,921	22,921
Loss on disposal of property and equipment	140	83
Deferred and other income taxes	26,808	7,278
Amortization of debt origination costs	1,341	1,316
Stock-based compensation costs	8,188	8,424
Non-cash operating lease cost	5,814	5,322
Write-off of supplier loan	10,332	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,085)	8,874
Inventories	(7,069)	(13,385)
Prepaid expenses and other current assets	(6,913)	5,558
Accounts payable	18,457	(18,851)
Accrued liabilities	6,358	4,359
Operating lease liabilities	(5,783)	(5,721)
Other	(96)	(988)
Net cash provided by operating activities	214,786	189,667

Investing Activities
Purchases of property, plant and equipment	(5,968)	(4,745)
Acquisitions, net of cash acquired	(125,532)	(8,250)
Other	(1,927)	(978)
Net cash (used in) investing activities	(133,427)	(13,973)

Financing Activities
Term loan repayments	—	(135,000)
Borrowings under revolving credit agreement	40,000	—
Payments of finance leases	(1,771)	(1,899)
Proceeds from exercise of stock options	3,907	12,340
Fair value of shares surrendered as payment of tax withholding	(4,260)	(5,832)
Repurchase of common stock	(155,593)	(40,196)
Other	(246)	0
Net cash (used in) financing activities	(117,963)	(170,587)

Effects of exchange rate changes on cash and cash equivalents	1,093	(702)
Increase in cash and cash equivalents	(35,511)	4,405
Cash and cash equivalents - beginning of period	97,884	46,469
Cash and cash equivalents - end of period	$62,373	$50,874

Interest paid	$33,327	$37,427
Income taxes paid	$36,887	$33,512

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages have negatively impacted our results of operations, and we expect further shortages will continue to have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2026) mean our fiscal year ending or ended on March 31st of that year. Operating results for the nine months ended December 31, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2026.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require disclosure, on an annual basis, of income taxes paid, disaggregated by federal, state and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than five percent of total income taxes paid. In addition, the amendments in this update also require that income (or loss) before income taxes be disaggregated between domestic and foreign and income tax expense (or benefit) be disaggregated by federal, state and foreign. This ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that this ASU may have on our Consolidated Financial Statement disclosures in our Annual Report on Form 10-K for the year ended March 31, 2026.

2.     Acquisition

Pillar5 Pharma, Inc.

On December 18, 2025, we completed the acquisition of Pillar5 Pharma, Inc. ("Pillar5"), which was funded through a combination of cash on hand and our existing asset-based revolving credit facility.

Based in Ontario, Canada, Pillar5 is a leading sterile ophthalmic manufacturer and is one of our current Clear Eyes suppliers.

This acquisition was accounted for in accordance with the Business Combinations topic of the FASB Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared a preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes our preliminary allocation of the fair value of assets acquired and liabilities assumed as of December 18, 2025.  This allocation is provisional and reflects the information available to management as of the reporting date. The final allocation may differ materially from the amounts presented below as we complete our valuation procedures, obtain additional information about the acquired business, and finalize the assessment of identifiable assets, working capital balances, and tax‑related items.

(In thousands)
December 18, 2025
Cash	$236
Accounts receivable	2,052
Inventories	7,623
Prepaid expenses and other current assets	1,542
Property, plant and equipment, net	54,376
Goodwill	52,639
Total assets acquired	118,468

Accounts payable	5,270
Other accrued liabilities	899
Other long-term liabilities	396
Total liabilities assumed	6,565
Total purchase price	$111,903

We recorded goodwill of $52.6 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

3.     Inventories

Inventories consist of the following:

(In thousands)	December 31, 2025	March 31, 2025
Components of Inventories
Packaging and raw materials	$17,072	$26,562
Work in process	2,363	2,880
Finished goods	144,159	118,267
Inventories	$163,594	$147,709

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $5.5 million at December 31, 2025 and $4.0 million at March 31, 2025 related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2025
Goodwill	$711,452	$30,076	$741,528
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2025	498,936	28,489	527,425
Additions (a)	52,639	—	52,639
Effects of foreign currency exchange rates	—	1,184	1,184
Balance - December 31, 2025
Goodwill	764,091	31,260	795,351
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - December 31, 2025	$551,575	$29,673	$581,248
(a) As discussed in Note 2, on December 18, 2025, we acquired Pillar5, one of our Clear Eyes suppliers. In connection with this acquisition, we preliminarily allocated $52.6 million to goodwill.

At February 28, 2025, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and, accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of December 31, 2025, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2025	$2,136,986	$434,500	$2,571,486
Additions (a)	—	13,865	13,865
Effects of foreign currency exchange rates	4,623	1,184	5,807
Balance — December 31, 2025	$2,141,609	$449,549	$2,591,158

Accumulated Amortization
Balance — March 31, 2025	$—	$276,136	$276,136
Additions	—	13,349	13,349
Effects of foreign currency exchange rates	—	137	137
Balance — December 31, 2025	$—	$289,622	$289,622

Intangible assets, net - December 31, 2025	$2,141,609	$159,927	$2,301,536
(a) On October 31, 2025, we completed the acquisition of Feminax. In connection with this asset acquisition, we allocated the entire purchase price of $13.9 million to intangible assets.

Amortization expense was $4.4 million and $13.3 million for the three and nine months ended December 31, 2025, respectively, and $4.2 million and $14.0 million for the three and nine months ended December 31, 2024, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2026 (remaining three months ended March 31, 2026)	$4,265
2027	16,463
2028	14,138
2029	14,139
2030	14,139
Thereafter	96,783
$159,927

At February 28, 2025, the date of our annual impairment review, we recorded impairment charges of $12.5 million in our March 31, 2025 financial statements. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of December 31, 2025, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and nine months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$820	$240	$2,460	$1,569
Interest on lease liabilities	334	82	1,049	94
Operating lease cost	1,940	1,986	5,818	5,395
Short term lease cost	37	38	106	101
Variable lease cost	4,899	15,120	14,313	47,668
Total net lease cost	$8,030	$17,466	$23,746	$54,827

As of December 31, 2025, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2026 (remaining three months ending March 31, 2026)	$1,853	$969	$2,822
2027	7,274	3,875	11,149
2028	6,872	3,875	10,747
2029	5,581	3,869	9,450
2030	5,183	3,366	8,549
Thereafter	1,232	10,657	11,889
Total undiscounted lease payments	27,995	26,611	54,606
Less amount of lease payments representing interest	(3,518)	(5,345)	(8,863)
Total present value of lease payments	$24,477	$21,266	$45,743

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2025
Weighted average remaining lease term (years)
Operating leases	4.15
Finance leases	7.40
Weighted average discount rate
Operating leases	6.62%
Finance leases	6.32%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	December 31, 2025	March 31, 2025
Accrued marketing costs	$35,877	$26,324
Accrued compensation costs	10,417	14,205
Accrued broker commissions	2,251	1,462
Income taxes payable	466	830
Accrued professional fees	7,728	8,026
Accrued production costs	6,638	6,416
Other accrued liabilities	9,523	6,195
	$72,900	$63,458

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	December 31, 2025	March 31, 2025
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
2012 ABL Revolver bearing interest at the Borrower's option at either a base rate plus applicable margin or SOFR plus applicable margin. Any unpaid balance is due on December 8, 2028.	40,000	—
Long-term debt	1,040,000	1,000,000
Less: unamortized debt costs	(6,453)	(7,643)
Long-term debt, net	$1,033,547	$992,357

At December 31, 2025, we had a $40.0 million balance outstanding on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver"), which we drew during the quarter to partially fund our acquisition of Pillar5, as discussed in Note 2. At December 31, 2025, we had a borrowing capacity of $146.4 million.

As of December 31, 2025, aggregate future principal payments required in accordance with the terms of the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes"), the senior unsecured notes due 2028 (the "2019 Senior Notes") and the 2012 ABL Revolver are as follows:

(In thousands)
Year Ending March 31,	Amount
2026 (remaining three months ending March 31, 2026)	$—
2027	—
2028	400,000
2029	40,000
2030	—
Thereafter	600,000
$1,040,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at December 31, 2025 and March 31, 2025.

	December 31, 2025		March 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	400,000	400,000	400,000	392,000
2021 Senior Notes	600,000	560,250	600,000	537,750
2012 ABL Revolver	40,000	40,000	—	—

At December 31, 2025 and March 31, 2025, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through December 31, 2025.

On May 6, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of the Company's issued and outstanding common stock. Under the authorization, the Company may purchase common stock utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. At December 31, 2025, there was $92.9 million remaining to be purchased under the repurchase program.

During the three and nine months ended December 31, 2025 and 2024, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	721		—		51,425		83,124
Average price per share	$60.60		—		$82.83		$70.16
Total amount repurchased	$0.1	million	—		$4.3	million	$5.8	million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	766,559		34,104		2,327,134		599,948
Average price per share	$59.77		$70.43		$66.86		$67.00
Total amount repurchased	$45.8	million	$2.4	million	$155.6	million	$40.2	million

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2025 and March 31, 2025:

(In thousands)	December 31, 2025	March 31, 2025
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(30,878)	$(38,303)
Unrecognized net gain on pension plans, net of tax of $(192) and $(192), respectively	644	644
Accumulated other comprehensive loss, net of tax	$(30,234)	$(37,659)

As of December 31, 2025 and March 31, 2025, no amounts were reclassified from accumulated other comprehensive loss into earnings.

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income	$46,696	$61,032	$136,373	$164,477

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	47,880	49,597	48,791	49,711
Dilutive effect of unvested restricted stock units and options issued to employees and directors	207	396	268	374
Denominator for diluted earnings per share	48,087	49,993	49,059	50,085

Earnings per Common Share:
Basic earnings per share	$0.98	$1.23	$2.80	$3.31

Diluted earnings per share	$0.97	$1.22	$2.78	$3.28

For the three months ended December 31, 2025 and 2024, there were 0.3 million and 0.1 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2025 and 2024, there were 0.3 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

At December 31, 2025, there were 1.4 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Pre-tax stock-based compensation costs charged against income	$2,739	$2,865	$8,188	$8,424
Income tax benefit recognized on compensation costs	$253	$356	$947	$1,085
Total fair value of options and RSUs vested during the period	$108	$—	$10,384	$12,185
Cash received from the exercise of stock options	$—	$8,748	$3,907	$12,340
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$28	$319	$970	$1,361

At December 31, 2025, there were $3.1 million of unrecognized compensation costs related to unvested stock options under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.9 years. At December 31, 2025, there were $14.0 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.0 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nine Months Ended December 31, 2024
Unvested at March 31, 2024	391.9	$54.43
Granted	145.7	69.70
Incremental performance shares	41.1	—
Vested	(192.7)	47.60
Forfeited	(4.9)	59.31
Unvested at December 31, 2024	381.1	62.57
Vested at December 31, 2024	108.5	40.87

Nine Months Ended December 31, 2025
Unvested at March 31, 2025	402.2	$63.20
Granted	134.6	81.11
Vested	(130.6)	57.56
Forfeited	(26.2)	64.28
Unvested at December 31, 2025	380.0	71.41
Vested at December 31, 2025	110.2	43.14
Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Nine Months Ended December 31,
	2025	2024
Expected volatility	28.4% to 30.1%	30.4% to 30.8%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.0% to 4.1%	4.5%
Weighted average grant date fair value of options granted	$30.52	$27.97

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended December 31, 2024
Outstanding at March 31, 2024	728.0	$48.30
Granted	109.7	69.94
Exercised	(243.9)	50.59
Forfeited	(15.6)	60.87
Outstanding at December 31, 2024	578.2	51.10	6.8	$15,608
Vested at December 31, 2024	349.9	42.65	5.7	$12,399

Nine Months Ended December 31, 2025
Outstanding at March 31, 2025	518.7	$52.22
Granted	111.6	82.30
Exercised	(70.5)	55.41
Forfeited	(38.5)	76.52
Expired	(3.7)	65.56
Outstanding at December 31, 2025	517.6	56.36	6.3	$5,236
Vested at December 31, 2025	339.6	46.77	5.1	$5,236

The aggregate intrinsic value of options exercised during the nine months ended December 31, 2025 was $1.8 million.

14.    Income Taxes

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

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 24.5% and 23.9% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rates used in the calculation of income taxes were 29.2% and 21.8% for the nine months ended December 31, 2025 and 2024, respectively. The increase in the effective tax rate for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024 was primarily due to establishing a taxable presence in a new state.

15.    Commitments and Contingencies

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

16.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During each of the three and nine months ended December 31, 2025, approximately 38% of our gross revenues were derived from our five top selling brands. During the three and nine months ended December 31, 2024, approximately 38% and 37%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 18% and 20%, respectively, of our gross revenues for the three and nine months ended December 31, 2025. Walmart accounted for approximately 20% of our gross revenues for each of the three and nine months ended December 31, 2024. Amazon accounted for approximately 19% and 15%, respectively, of our gross revenues for the three and nine months ended December 31, 2025. Amazon accounted for approximately 12% of our gross revenues for each of the three and nine months ended December 31, 2024.

Our product distribution in the United States is managed by a third party through one primary distribution center in Clayton, Indiana. We operate a mix and fill manufacturing facility in Lynchburg, Virginia, a powder manufacturing facility in Victoria, Australia, and a sterile ophthalmic manufacturing facility in Ontario, Canada. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2025, we had relationships with 100 third-party manufacturers.  Of those, we had long-term contracts with 16 manufacturers that produced items that accounted for approximately 56% of externally produced gross sales for the nine months ended December 31, 2025. At December 31, 2024, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 27 manufacturers that produced items that accounted for approximately 73% of externally produced gross sales for the nine months ended December 31, 2024. The decrease in the externally produced gross sales who have long-term contracts was mainly attributable to bringing certain products in-house to our Lynchburg facility. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for approximately 22% of our gross revenues for the nine months ended December 31, 2025 and 21% of gross revenues for the nine months ended December 31, 2024, while we accounted for a significant portion of their gross revenues over both those time periods. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

17.    Business Segments

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

The tables below summarize information about our reportable segments.

	Three Months Ended December 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$235,697	$47,747	$283,444
Cost of sales	105,002	21,073	126,075
Gross profit	130,695	26,674	157,369
Advertising and marketing	32,686	7,369	40,055
Contribution margin	$98,009	$19,305	$117,314
Other operating expenses			34,823
Operating income			$82,491
* Intersegment revenues of $1.2 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$679,031	$128,057	$807,088
Cost of sales	299,528	58,281	357,809
Gross profit	379,503	69,776	449,279
Advertising and marketing	93,673	20,020	113,693
Contribution margin	$285,830	$49,756	$335,586
Other operating expenses			101,669
Operating income			$233,917
* Intersegment revenues of $2.3 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$238,934	$51,383	$290,317
Cost of sales	108,067	21,201	129,268
Gross profit	130,867	30,182	161,049
Advertising and marketing	30,995	6,950	37,945
Contribution margin	$99,872	$23,232	$123,104
Other operating expenses			31,142
Operating income			$91,962
* Intersegment revenues of $0.9 million were eliminated from the North American OTC Healthcare segment.

	Nine Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$711,061	$130,183	$841,244
Cost of sales	321,408	55,383	376,791
Gross profit	389,653	74,800	464,453
Advertising and marketing	99,637	19,082	118,719
Contribution margin	$290,016	$55,718	$345,734
Other operating expenses			97,387
Operating income			$248,347
* Intersegment revenues of $2.5 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended December 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$26,735	$1,298	$28,033
Cough & Cold	22,992	6,335	29,327
Women's Health	51,817	5,948	57,765
Gastrointestinal	44,237	25,217	69,454
Eye & Ear Care	35,214	3,386	38,600
Dermatologicals	27,580	2,058	29,638
Oral Care	23,501	3,083	26,584
Other OTC	3,621	422	4,043
Total segment revenues	$235,697	$47,747	$283,444

	Nine Months Ended December 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$81,225	$4,473	$85,698
Cough & Cold	56,817	18,802	75,619
Women's Health	154,051	16,668	170,719
Gastrointestinal	134,346	57,092	191,438
Eye & Ear Care	92,382	12,703	105,085
Dermatologicals	88,224	7,219	95,443
Oral Care	62,694	10,359	73,053
Other OTC	9,292	741	10,033
Total segment revenues	$679,031	$128,057	$807,088

	Three Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$29,314	$1,668	$30,982
Cough & Cold	22,984	6,347	29,331
Women's Health	53,686	4,439	58,125
Gastrointestinal	42,521	26,469	68,990
Eye & Ear Care	38,895	6,783	45,678
Dermatologicals	28,546	2,109	30,655
Oral Care	19,869	3,211	23,080
Other OTC	3,119	357	3,476
Total segment revenues	$238,934	$51,383	$290,317

	Nine Months Ended December 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$83,472	$4,025	$87,497
Cough & Cold	60,999	18,304	79,303
Women's Health	158,490	14,560	173,050
Gastrointestinal	128,719	58,347	187,066
Eye & Ear Care	118,354	18,240	136,594
Dermatologicals	93,789	6,076	99,865
Oral Care	58,241	9,696	67,937
Other OTC	8,997	935	9,932
Total segment revenues	$711,061	$130,183	$841,244

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

Acquisition
Acquisition of Pillar5
On December 18, 2025, we completed the acquisition of Pillar5 Pharma, Inc. ("Pillar5"), which was funded through a combination of cash on hand and our existing asset-based revolving credit facility.

Based in Ontario, Canada, Pillar5 is a leading sterile ophthalmic manufacturer and one of our current Clear Eyes suppliers.

The pro-forma effect of this acquisition on revenues and earnings was not material.

The details of this acquisition are included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 2 of this Quarterly Report on Form 10-Q.

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

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. Certain of our third-party manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages have negatively impacted our results of operations, and we expect further shortages will continue to have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

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

Results of Operations

Three Months Ended December 31, 2025 compared to the Three Months Ended December 31, 2024

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
					Increase (Decrease)
(In thousands)	2025	%	2024	%	Amount	%
North American OTC Healthcare
Analgesics	$26,735	9.4	$29,314	10.1	$(2,579)	(8.8)
Cough & Cold	22,992	8.1	22,984	7.9	8	—
Women's Health	51,817	18.3	53,686	18.6	(1,869)	(3.5)
Gastrointestinal	44,237	15.7	42,521	14.6	1,716	4.0
Eye & Ear Care	35,214	12.4	38,895	13.4	(3,681)	(9.5)
Dermatologicals	27,580	9.7	28,546	9.8	(966)	(3.4)
Oral Care	23,501	8.3	19,869	6.8	3,632	18.3
Other OTC	3,621	1.3	3,119	1.1	502	16.1
Total North American OTC Healthcare	235,697	83.2	238,934	82.3	(3,237)	(1.4)

International OTC Healthcare
Analgesics	$1,298	0.5	$1,668	0.6	(370)	(22.2)
Cough & Cold	6,335	2.2	6,347	2.2	(12)	(0.2)
Women's Health	5,948	2.1	4,439	1.5	1,509	34.0
Gastrointestinal	25,217	8.9	26,469	9.2	(1,252)	(4.7)
Eye & Ear Care	3,386	1.2	6,783	2.3	(3,397)	(50.1)
Dermatologicals	2,058	0.7	2,109	0.7	(51)	(2.4)
Oral Care	3,083	1.1	3,211	1.1	(128)	(4.0)
Other OTC	422	0.1	357	0.1	65	18.2
Total International OTC Healthcare	47,747	16.8	51,383	17.7	(3,636)	(7.1)

Total Consolidated	$283,444	100.0	$290,317	100.0	$(6,873)	(2.4)

Total revenues for the three months ended December 31, 2025 were $283.4 million, a decrease of $6.9 million, or 2.4%, versus the three months ended December 31, 2024.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $3.2 million, or 1.4%, during the three months ended December 31, 2025 versus the three months ended December 31, 2024. The $3.2 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care, Analgesics and Women's Health categories, partly offset by an increase in sales in the Oral Care and Gastrointestinal categories.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $3.6 million, or 7.1%, during the three months ended December 31, 2025 versus the three months ended December 31, 2024. The $3.6 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care category, partly offset by an increase in sales in the Women's Health category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2025	%	2024	%	Amount	%
North American OTC Healthcare	$130,695	55.5	$130,867	54.8	$(172)	(0.1)
International OTC Healthcare	26,674	55.9	30,182	58.7	(3,508)	(11.6)
	$157,369	55.5	$161,049	55.5	$(3,680)	(2.3)

Gross profit for the three months ended December 31, 2025 decreased $3.7 million, or 2.3%, when compared with the three months ended December 31, 2024.  As a percentage of total revenues, gross profit remained constant.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $0.2 million, or 0.1%, during the three months ended December 31, 2025 versus the three months ended December 31, 2024. As a percentage of North American OTC Healthcare revenues, gross profit increased to 55.5% during the three months ended December 31, 2025 from 54.8% during the three months ended December 31, 2024, primarily due to a more favorable product mix.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $3.5 million, or 11.6%, during the three months ended December 31, 2025 versus the three months ended December 31, 2024. As a percentage of International OTC Healthcare revenues, gross profit decreased to 55.9% during the three months ended December 31, 2025 from 58.7% during the three months ended December 31, 2024, primarily due to increased inflation costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2025	%	2024	%	Amount	%
North American OTC Healthcare	$98,009	41.6	$99,872	41.8	$(1,863)	(1.9)
International OTC Healthcare	19,305	40.4	23,232	45.2	(3,927)	(16.9)
	$117,314	41.4	$123,104	42.4	$(5,790)	(4.7)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $1.9 million, or 1.9%, during the three months ended December 31, 2025 versus the three months ended December 31, 2024. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 41.6% during the three months ended December 31, 2025 from 41.8% during the three months ended December 31, 2024. The contribution margin decrease as a percentage of revenues was primarily due to an increase in advertising and marketing spend during the quarter attributable to timing.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $3.9 million, or 16.9%, during the three months ended December 31, 2025 versus the three months ended December 31, 2024. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 40.4% during the three months ended December 31, 2025 from 45.2% during the three months ended December 31, 2024. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin above.

General and Administrative

General and administrative expenses were $29.7 million for the three months ended December 31, 2025 and $26.2 million for the three months ended December 31, 2024. The $3.5 million increase in general and administrative expenses was primarily due to an increase in our allowance for doubtful accounts pertaining to one specific customer.

Depreciation and Amortization
Depreciation and amortization expenses were $5.1 million for the three months ended December 31, 2025 and $5.0 million for the three months ended December 31, 2024.

Interest Expense, Net
Interest expense, net was $10.7 million during the three months ended December 31, 2025 versus $11.5 million during the three months ended December 31, 2024. The average indebtedness remained constant at $1.0 billion during the three months ended December 31, 2025 and the three months ended December 31, 2024. The average cost of borrowing decreased to 4.5% for the three months ended December 31, 2025 from 4.6% for the three months ended December 31, 2024.

Other Expense, Net
During the three months ended December 31, 2025, we wrote off a supplier loan of $10.3 million, previously included in Accounts receivable, net.

Income Taxes
The provision for income taxes during the three months ended December 31, 2025 was $15.1 million versus $19.1 million during the three months ended December 31, 2024.  The effective tax rate during the three months ended December 31, 2025 was 24.5% versus 23.9% during the three months ended December 31, 2024. The increase in the effective tax rate for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, was primarily due to establishing a taxable presence in a new state.

Results of Operations

Nine Months Ended December 31, 2025 compared to the Nine Months Ended December 31, 2024

Total Segment Revenues

The following table represents total revenue by segment, including product groups, for the nine months ended December 31, 2025 and 2024.

	Nine Months Ended December 31,
					Increase (Decrease)
(In thousands)	2025	%	2024	%	Amount	%
North American OTC Healthcare
Analgesics	$81,225	10.1	$83,472	9.9	$(2,247)	(2.7)
Cough & Cold	56,817	7.0	60,999	7.3	(4,182)	(6.9)
Women's Health	154,051	19.1	158,490	18.8	(4,439)	(2.8)
Gastrointestinal	134,346	16.6	128,719	15.3	5,627	4.4
Eye & Ear Care	92,382	11.4	118,354	14.1	(25,972)	(21.9)
Dermatologicals	88,224	10.9	93,789	11.1	(5,565)	(5.9)
Oral Care	62,694	7.8	58,241	6.9	4,453	7.6
Other OTC	9,292	1.2	8,997	1.1	295	3.3
Total North American OTC Healthcare	679,031	84.1	711,061	84.5	(32,030)	(4.5)

International OTC Healthcare
Analgesics	$4,473	0.6	$4,025	0.5	$448	11.1
Cough & Cold	18,802	2.3	18,304	2.2	498	2.7
Women's Health	16,668	2.1	14,560	1.7	2,108	14.5
Gastrointestinal	57,092	7.0	58,347	6.9	(1,255)	(2.2)
Eye & Ear Care	12,703	1.6	18,240	2.2	(5,537)	(30.4)
Dermatologicals	7,219	0.9	6,076	0.7	1,143	18.8
Oral Care	10,359	1.3	9,696	1.2	663	6.8
Other OTC	741	0.1	935	0.1	(194)	(20.7)
Total International OTC Healthcare	128,057	15.9	130,183	15.5	(2,126)	(1.6)

Total Consolidated	$807,088	100.0	$841,244	100.0	$(34,156)	(4.1)

Total revenues for the nine months ended December 31, 2025 were $807.1 million, a decrease of $34.2 million, or 4.1%, versus the nine months ended December 31, 2024.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $32.0 million, or 4.5%, during the nine months ended December 31, 2025 versus the nine months ended December 31, 2024. The $32.0 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care category, due to limited ability to supply demand for Clear Eyes.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $2.1 million, or 1.6%, during the nine months ended December 31, 2025 versus the nine months ended December 31, 2024. The $2.1 million decrease was mainly attributable to a decrease in sales in the Eye & Ear Care, partly offset by an increase in sales in the Women's Health category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Gross Profit	2025	%	2024	%	Amount	%
North American OTC Healthcare	$379,503	55.9	$389,653	54.8	$(10,150)	(2.6)
International OTC Healthcare	69,776	54.5	74,800	57.5	(5,024)	(6.7)
	$449,279	55.7	$464,453	55.2	$(15,174)	(3.3)

Gross profit for the nine months ended December 31, 2025 decreased $15.2 million, or 3.3%, when compared with the nine months ended December 31, 2024.  As a percentage of total revenues, gross profit increased to 55.7% during the nine months ended December 31, 2025 from 55.2% during the nine months ended December 31, 2024, primarily due to favorable product mix.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $10.2 million, or 2.6%, during the nine months ended December 31, 2025 versus the nine months ended December 31, 2024. As a percentage of North American OTC Healthcare revenues, gross profit increased to 55.9% during the nine months ended December 31, 2025 from 54.8% during the nine months ended December 31, 2024, primarily due to favorable product mix.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $5.0 million, or 6.7%, during the nine months ended December 31, 2025 versus the nine months ended December 31, 2024. As a percentage of International OTC Healthcare revenues, gross profit decreased to 54.5% during the nine months ended December 31, 2025 from 57.5% during the nine months ended December 31, 2024, primarily due to increased inflation costs and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Nine Months Ended December 31,
(In thousands)					Increase (Decrease)
Contribution Margin	2025	%	2024	%	Amount	%
North American OTC Healthcare	$285,830	42.1	$290,016	40.8	$(4,186)	(1.4)
International OTC Healthcare	49,756	38.9	55,718	42.8	(5,962)	(10.7)
	$335,586	41.6	$345,734	41.1	$(10,148)	(2.9)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the nine months ended December 31, 2025 decreased $4.2 million, or 1.4%, when compared with the nine months ended December 31, 2024. As a percentage of North American OTC Healthcare revenues, contribution margin increased to 42.1% during the nine months ended December 31, 2025 from 40.8% during the nine months ended December 31, 2024, primarily due to the increase in gross profit margin above and a decrease in advertising and marketing spend.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $6.0 million, or 10.7%, during the nine months ended December 31, 2025 versus the nine months ended December 31, 2024. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 38.9% during the nine months ended December 31, 2025 from 42.8% during the nine months ended December 31, 2024. The contribution margin decrease as a percentage of revenues during the nine months ended December 31, 2025 was primarily due to the decrease in gross profit margin above.

General and Administrative
General and administrative expenses were $86.2 million for the nine months ended December 31, 2025 and $81.2 million for the nine months ended December 31, 2024. The $5.0 million increase in general and administrative expenses was primarily due to an increase in our allowance for doubtful accounts pertaining to one specific customer and increases in compensation and acquisition related costs.

Depreciation and Amortization
Depreciation and amortization expenses were $15.5 million for the nine months ended December 31, 2025 and $16.2 million for the nine months ended December 31, 2024. The decrease in depreciation and amortization expenses was primarily due to a decrease in amortization expense due to impairment charges taken on certain finite-lived brands in fiscal 2025, as well as certain intangible assets being fully amortized during fiscal 2025.

Interest Expense, Net
Interest expense, net was $30.9 million during the nine months ended December 31, 2025 versus $36.9 million during the nine months ended December 31, 2024. The average indebtedness during the nine months ended December 31, 2025 decreased to $1.0 billion from $1.1 billion during the nine months ended December 31, 2024. The average cost of borrowing decreased to 4.5% for the nine months ended December 31, 2025, compared to 4.7% for the nine months ended December 31, 2024.

Other Expense, Net
During the nine months ended December 31, 2025, we wrote off a supplier loan of $10.3 million, previously included in Accounts receivable, net.

Income Taxes
The provision for income taxes during the nine months ended December 31, 2025 was $56.4 million versus $45.8 million during the nine months ended December 31, 2024.  The effective tax rate during the nine months ended December 31, 2025 was 29.2% versus 21.8% during the nine months ended December 31, 2024. The increase in the effective tax rate for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, was primarily due to establishing a taxable presence in a new state.

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

As of December 31, 2025, we had cash and cash equivalents of $62.4 million, a decrease of $35.5 million from March 31, 2025. The following table summarizes the change:

	Nine Months Ended December 31,
(In thousands)	2025	2024	$ Change
Cash provided by (used in):
Operating Activities	$214,786	$189,667	$25,119
Investing Activities	(133,427)	(13,973)	(119,454)
Financing Activities	(117,963)	(170,587)	52,624
Effects of exchange rate changes on cash and cash equivalents	1,093	(702)	1,795
Net change in cash and cash equivalents	$(35,511)	$4,405	$(39,916)

Operating Activities
Net cash provided by operating activities was $214.8 million for the nine months ended December 31, 2025, compared to $189.7 million for the nine months ended December 31, 2024. The $25.1 million increase was primarily due to the timing of working capital.

Investing Activities
Net cash used in investing activities was $133.4 million for the nine months ended December 31, 2025, compared to $14.0 million for the nine months ended December 31, 2024. The $119.5 million increase in net cash used in investing activities was primarily due to acquisitions during the current year.

Financing Activities
Net cash used in financing activities was $118.0 million for the nine months ended December 31, 2025, compared to $170.6 million for the nine months ended December 31, 2024. The $52.6 million decrease in cash used in financing activities was primarily due to a decrease in net debt repayments of $175.0 million, partly offset by an increase in the repurchase of shares of our common stock in conjunction with our share repurchase program of $115.4 million.

Capital Resources

As of December 31, 2025, we had an aggregate of $1.0 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");

•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and

•$40.0 million of borrowings under our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver") due December 8, 2028.

At December 31, 2025, we had a $40.0 million balance outstanding on the 2012 ABL Revolver, which we drew during the quarter to partially fund our acquisition of Pillar5, as discussed above. At December 31, 2025, we had a borrowing capacity of $146.4 million.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2026 (remaining three months ending March 31, 2026)	$—
2027	—
2028	400,000
2029	40,000
2030	—
Thereafter	600,000
$1,040,000

Covenants:
Our debt facilities contain various financial covenants, including provisions that require us to maintain certain fixed charge ratios.  The credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and 2019 Senior Notes contain provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates. Specifically, we must:

•Have a fixed charge ratio of greater than 1.0 to 1.0 for the quarter ended December 31, 2025 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments). Our fixed charge requirement remains level throughout the term of the debt facilities.

At December 31, 2025, we were in compliance with the applicable financial and restrictive covenants under the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the financial and restrictive covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.  There were no material changes to our critical accounting policies during the nine months ended December 31, 2025.

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
•The impact of geopolitical events and severe illness outbreaks on global economic conditions, consumer demand, retailer product availability and business operations, including manufacturing, supply chain and distribution;
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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7a. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended March 31, 2025. Our exposures to market risk have not changed materially since March 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	—	$—	—	$138,716
November 1 to November 30, 2025	533,862	$59.61	533,141	$106,939
December 1 to December 31, 2025	233,418	$60.15	233,418	$92,899
Total	767,280		766,559
(a) The majority of these shares (766,559 shares) were purchased pursuant to our share repurchase program, which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock. The remaining repurchases (721 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

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

10.1	Third Amendment to Lease, dated October 16, 2025, by and between GHP 660 LLC and Prestige Brands, Inc.

31.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Prestige Consumer Healthcare Inc. pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Incorporated herein by reference.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	February 5, 2026	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)