Form 10-K
period 2026-03-31
Prestige Consumer Healthcare Inc.
filed 2026-05-14
CIK 1295947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2025 was $2,970.2 million.
As of May 12, 2026, the registrant had 47,372,166 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	27
Item 1C.	Cybersecurity	27
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Mine Safety Disclosures	30

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	(Reserved)	34
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	85
Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	85

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	86
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions, and Director Independence	86
Item 14.	Principal Accounting Fees and Services	86

Part IV
Item 15.	Exhibits and Financial Statement Schedules	87
Item 16.	Form 10-K Summary	90

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
•Cybersecurity incidents and other disruptions to our information technology systems, or those of our customers, suppliers or other third parties;
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

For more information, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Unless otherwise indicated by the context, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Prior to August 17, 2018, the Company's name was Prestige Brands Holdings, Inc.  Reference to a year (e.g., “2026”) refers to our fiscal year ended March 31 of that year.

We formed as a Delaware corporation in 1996 and are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name, over-the-counter (“OTC”) health and personal care products to mass merchandisers, drug/drug wholesale, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to our competitive advantage.  Our ultimate success is dependent on several factors, including our ability to:

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

The following summarizes the percent of our net revenues by segment during each of the past three fiscal years:

	March 31,
	2026	2025	2024
Segment:
North American OTC Healthcare	83.9%	84.4%	85.2%
International OTC Healthcare	16.1	15.6	14.8
Total	100.0%	100.0%	100.0%

For additional information concerning our business segments, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Major Brands and Market Position

Our major brands, set forth in the table below, have strong levels of consumer awareness and retail distribution across all major channels.  These brands accounted for approximately 83.5%, 83.0% and 83.3% of our total revenues for 2026, 2025, and 2024, respectively.

Major Brands	Product Group	Market Position (1)	Market Segment (2)	Brand Information
North American OTC Healthcare: (3)
BC and Goody's	Analgesics	#1	Analgesic Powders	Founded over 90 years ago, the BC and Goody's brands feature over-the-counter, fast-acting pain relief powder
Boudreaux's Butt Paste	Dermatologicals	#4	Baby Ointments	Products include various diaper rash treatments and skin protectants manufactured with high-quality ingredients
Chloraseptic	Cough & Cold	#1	Sore Throat Liquids and Lozenges (Medicated)	Products include sprays and lozenges to relieve sore throats and mouth pain
Clear Eyes	Eye & Ear Care	#3	Redness Relief	Effective line of eye drops that provide soothing comfort and multi-symptom relief from redness, dryness and itchiness
Compound W	Dermatologicals	#1	Wart Removal	Provides safe and effective at-home removal of common and plantar warts, skin tags and corns
Debrox	Eye & Ear Care	#1	Ear Wax Removal	Provides a safe and gentle way to remove excess ear wax or water from ear canal
DenTek	Oral Care	#4	PEG Oral Care	Products include dental guards, floss picks, interdental brushes, dental repair kits and tongue cleaners
Dramamine	Gastrointestinal	#1	Motion Sickness Relief	Includes original, less drowsy, non-drowsy and kids formulas
Fleet	Gastrointestinal	#1	Adult Enemas and Suppositories	Founded in 1869, products include enemas and other laxative products
Gaviscon	Gastrointestinal	#1	Upset Stomach Remedies	Creates a protective foam barrier to help block stomach acid from splashing up into the esophagus
Luden's	Cough & Cold	#4	Cough Drops (Non-Medicated)	Cough drop brand that is over 130 years old and includes a variety of flavors
Monistat	Women's Health	#1	Vaginal Anti-Fungal	Provides fast relief for yeast infections and is available in several different doses
Nix	Dermatologicals	#1	Lice and Parasite Treatments	Effective and safe lice and super lice treatments
Summer's Eve	Women's Health	#1	Feminine Hygiene	Offers a variety of feminine care products including washes, cloths, sprays and douches
TheraTears	Eye & Ear Care	#3	Dry Eye Relief	Doctor created and recommended brand for dry eye relief
International OTC Healthcare:
Fess	Cough & Cold	#1	Nasal Saline Sprays and Washes	Helps relieve nasal and sinus congestion due to allergy, hay fever, colds and flu
Hydralyte	Gastrointestinal	#1	Oral Rehydration	Relieves symptoms of dehydration and helps replace water and electrolytes lost due to vomiting, diarrhea, heavy sweating, vigorous exercise and occasional hangovers
(1)We have prepared the information included in this Annual Report on Form 10-K with regard to the market position for our brands based in part on data generated by Information Resources, Inc. (“IRI”), for the 52-week period ended March 22, 2026. International information was derived from several sources. Fess and Hydralyte data are for the Australian market.
(2)“Market segment” is defined by us and is either a standard IRI category or a segment within a standard IRI category and is based on our product offerings and the categories in which we compete.
(3)Some brands in the North American OTC Healthcare segment are also sold in the International OTC Healthcare segment.

Our products are sold through multiple channels, including mass merchandisers, drug/drug wholesale, food, dollar, convenience and club stores and e-commerce channels, which reduces our exposure to any single distribution channel.

Market Position
During 2026, approximately 63.7% of our total revenues were from major brands with a number one market position, compared with approximately 61.5% and 58.6% of total revenues during 2025 and 2024, respectively.  In 2026, these brands included BC and Goody's, Chloraseptic, Compound W, Debrox, Dramamine, Fess, Fleet, Gaviscon, Hydralyte, Monistat, Nix and Summer's Eve.

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

Proven Ability to Develop and Introduce New Products
We focus our marketing and product development efforts on the identification of under-served consumer needs, the design of products that directly address those needs and the ability to extend our highly recognizable brand names to other products. One of our strategies is to broaden the categories in which we participate and increase our market share within those categories through ongoing product innovation. As an example of this philosophy, in 2026, we launched a number of new products, including Fleet Mini Enema, Compound W Skin Tag treatment, and multiple Hydralyte Effervescent and Sachet flavor extensions. In 2025, we launched Summer’s Eve Whole Body Deodorant Creams in three fragrances, Goody’s Plus – Headache Pain + Mental Alertness and Dramamine Advanced Herbals For Kids. While there is always a risk that sales of our existing products may be reduced by our new product introductions, our goal is to grow the overall sales of our brands.

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

Pursuing Strategic Acquisitions
Acquisitions are a part of our overall strategy for growing revenue. We have a history of growth through acquisitions. In recent years, we have completed several acquisitions and strategic asset purchases, and we recently entered into a definitive agreement to acquire a portfolio of over-the-counter brands from Foundation Consumer Brands, LLC and its subsidiaries, including the Breathe Right® and Dimetapp® brands, among others. We anticipate this transaction will close in the first half of fiscal 2027. In 2026, we completed the acquisition of Pillar5 Pharma Inc. ("Pillar5"), a leading sterile ophthalmic manufacturer and one of our current Clear Eyes suppliers, and in 2025 we acquired additional rights to Hydralyte intellectual property in all remaining jurisdictions with the exception of the United States. While we believe that there will continue to be a pipeline of acquisition candidates for us to investigate, the strategic fit, availability of capital and relative cost are of the utmost importance in our decision to pursue such opportunities. We believe our business model allows us to integrate acquisitions in an efficient manner, while also providing opportunities to realize significant cost savings.

Growing Our International Business
International sales beyond the borders of North America represented 16.1%, 15.6% and 14.8% of total revenues in 2026, 2025, and 2024, respectively. We have designed and developed both products and packaging for specific international markets and expect that our international revenues as a proportion of our total revenues will continue to grow over the long-term.

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

Marketing and Sales

Our marketing objective is to increase sales and market share by developing innovative new products and line extensions and executing creative and cost-effective advertising and marketing programs. Our marketing strategy is further deployed through the acquisition and renovation of established consumer brands that possess what we believe to be significant brand value and unrealized potential and through growth of categories with existing brands where we have leading market positions. Our brand-building process involves the evaluation of the existing brand name, the development and introduction of innovative new products and the execution of marketing support programs.  Brand priorities vary from year-to-year.  Recognizing that financial resources are limited, we allocate our resources to focus on our strategic brands with the most impactful, consumer-relevant initiatives that we believe have the greatest opportunities for growth and financial success.

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

We enjoy broad distribution across each of the major retail channels, including mass merchandisers, drug/drug wholesale, food, dollar, convenience, and club stores and e-commerce channels.  The following table sets forth the percentage of gross revenues for our U.S. customers across our six major distribution channels during each of the past three years ended March 31:

	Percentage of Gross Revenues (1)
Channel of Distribution	2026	2025	2024
Mass	35.0	34.2	34.6
Drug/Drug Wholesale	19.2	20.7	22.8
Food	12.6	12.9	12.9
Dollar	5.4	6.0	6.6
Convenience	3.1	3.1	3.2
Club	0.6	1.0	1.2
Other (2)	24.1	22.1	18.7
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

During 2026, 2025 and 2024, Walmart accounted for approximately 20%, 19% and 20%, respectively, of our gross revenues. During 2026, 2025 and 2024, Amazon accounted for approximately 15%, 14%, and 11%, respectively, of our gross revenues.

We expect that for future periods a significant portion of our net sales will continue to be derived from a small number of customers, including Walmart and Amazon.

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

At March 31, 2026, we had relationships with 95 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 60% of gross sales for 2026, compared to 16 manufacturers with long-term contracts that accounted for approximately 58% of gross sales in 2025.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues during 2026, 2025 and 2024. This manufacturer accounted for approximately 21% of our gross revenues in each of 2026 and 2025 and 20% of our gross revenues in 2024, while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier produces products that account for 10% or more of our gross revenues. Our long-term supply and manufacturing agreements explicitly outline the manufacturers’ obligations and product specifications with respect to the brand or brands being produced, including allocation of product liability risk. Pursuant to the terms of these agreements, the purchase price of products is subject to change due to fluctuations in input costs such as raw material, energy costs, packaging components and labor costs.

Some of our other products are manufactured on a purchase order basis, which is generally based on batch sizes and results in no long-term obligations or commitments. As a result, these manufacturers could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement. To the extent we rely on purchase orders, rather than supply and manufacturing agreements, to govern our commercial relationships with suppliers, we typically rely on implied warranties with respect to the products manufactured, and we do not have specifically negotiated allocation of risk with these third-party manufacturers. With regard to our products both manufactured under long-term agreements and purchase orders, in periods of high inflation we have experienced and may continue to experience frequent increases in prices of products due to fluctuations in input costs such as raw material, energy costs, packaging components and labor costs.

In addition to relying on contract manufacturers, we operate three manufacturing facilities in the United States, Canada and Australia, which collectively manufacture products representing approximately 21% of our gross revenues.

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

Our branded competitors include, among others, AbbVie Inc., Alcon, Bausch + Lomb, Bayer AG, Combe, Compass Diversified, Haleon plc, Kenvue, Mondelez International, Reckitt Benckiser Group plc, Opella, Scholl's Wellness Company, Sunstar Group, The Procter & Gamble Company and Unilever.

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

Regulation

Product Regulation
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various U.S. federal agencies (including the U.S. Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission (“CPSC”) and the Environmental Protection Agency (“EPA”)) and various agencies of the states, localities and foreign countries in which our products are manufactured, marketed, distributed and sold. Our Regulatory and Quality team is guided by a senior member of management and staffed by individuals with appropriate quality and regulatory experience. Our Regulatory, Quality and Operations teams work closely with our third-party manufacturers and our own manufacturing operations on quality-related matters. We monitor our own manufacturing operations and our third-party manufacturers' compliance with FDA and relevant foreign regulations and perform periodic audits to assess compliance. This internal audit process is designed to assess our manufacturing processes and products against applicable regulatory and quality requirements.

If the FDA or a foreign governmental authority chooses to inspect a particular third-party manufacturing facility, our agreements generally require the third‑party manufacturer to notify us and provide updates regarding the inspection, as permitted. If we or our manufacturers fail to comply with applicable regulations, we could receive inspectional observations or become subject to enforcement actions, which could lead to significant claims or penalties or require us to recall or discontinue the sale and/or manufacturing of the non-compliant products.

Most of our U.S. OTC drug products are regulated pursuant to the FDA’s monograph framework, initially established in 1972. The monograph system establishes conditions, such as active ingredients, uses or indications, doses, routes of administration, labeling and testing, under which certain broad categories of U.S. OTC drug products are generally recognized as safe and effective for their intended use. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, signed into law on March 27, 2020, included the Over‑the‑Counter Monograph Safety, Innovation, and Reform Act, which revised the OTC monograph framework and provided the FDA with new authorities to update monographs. Products that comply with monograph requirements do not require pre-market approval from the FDA. OTC drug products fall under the requirements of the Federal Food Drug and Cosmetic Act ("FDC Act"), as amended by the CARES Act, which includes the Over-the-Counter Monograph Safety, Innovation, and Reform Act. These new authorities authorize FDA to add, remove or change monographs, and therefore, OTC monograph requirements continue to be subject to further FDA rulemaking, administrative orders and guidance.

Certain of our U.S. OTC drug products require the submission and approval of a New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”). These specific OTC drug products cannot be marketed until FDA approves the NDA or ANDA, and, after approval, are manufactured and labeled in accordance with an FDA-approved submission. These products are subject to FDA post‑marketing reporting, manufacturing, and labeling requirements in accordance with applicable regulations.

Certain of our U.S. OTC Healthcare products are medical devices regulated by the FDA through one of three classes of medical devices: Class I devices are low risk devices, Class II devices are intermediate risk devices and Class III are high risk devices. The class of the device determines, among other things, the type of pre-market submission/application required by FDA to market the device, and this system may involve pre-market clearance or approval. During the review process, the FDA evaluates the safety and effectiveness of the device, as well as the sufficiency of the label indications, directions, cautions and warnings for the medical device in question, as applicable.

Certain of our products are considered cosmetics regulated by the FDA through the FDC Act and the Fair Packaging and Labeling Act. The FDA does not require pre-market clearance for cosmetics, but manufacturers are responsible for ensuring that such products are not adulterated or misbranded. Furthermore, Congress passed the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”), which expands FDA authority to regulate cosmetics. MoCRA provides new FDA authorities related to records access, mandatory recalls, adverse event reporting, facility registration, product listing and safety substantiation of products.

In accordance with the FDC Act and FDA regulations, we and our third‑party manufacturers of U.S. products must comply with the FDA’s current Good Manufacturing Practices (“cGMPs”). The FDA may periodically inspect our facilities and those of our third‑party manufacturers to assess compliance with cGMP requirements. Even where we are not performing manufacturing activities in our own facilities, cGMP requirements include oversight responsibilities with respect to contract manufacturers.

Our dietary supplement products are governed by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which defines and regulates dietary supplements. Under DSHEA, the FDA published a final rule that requires persons who manufacture, package, label or hold a dietary supplement to establish and follow cGMPs.

Certain of our products are regulated by the Consumer Product Safety Commission (“CPSC”) under the Federal Hazardous Substances Act (“FHSA”), the Poison Prevention Packaging Act of 1970 (“PPPA”) and the Consumer Product Safety Improvement Act of 2008 (“CPSIA”). In addition, certain products subject to the PPPA may only be legally marketed if they are packaged in child‑resistant packaging or bear specific labeling for use in households where there are no children. The CPSIA requires us to make available certificates of compliance for products subject to applicable CPSC regulations.

Certain of our products are regulated as pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Generally, substances intended for preventing, destroying, repelling or mitigating pests are considered pesticides under FIFRA. Products regulated under FIFRA are generally required to be registered with the U.S. Environmental Protection Agency (“EPA”) and to comply with applicable labeling and disclosure requirements. In addition, the contract manufacturers from which we source these products are required to maintain EPA registrations. EPA‑registered products are also subject to applicable state and local regulations in the jurisdictions where they are sold. One of our products qualifies as a minimum risk pesticide that is exempt from federal EPA registration but is subject to state and District of Columbia registration requirements.

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

While our trademarks and tradenames generally have indefinite lives if well maintained, our patents have defined lives expiring between 2026 and 2044. We do not own all of the intellectual property rights applicable to our products.  In those cases where our third-party manufacturers own patents that protect our products, we are dependent on them as a source of supply for our products. In addition, we rely on our suppliers for their enforcement of their intellectual property rights against infringing products.

Seasonality
Our business is generally not seasonal due to our well-diversified portfolio of brands. Advertising and marketing spending to support brands can be high during a specific season, such as summer selling for Compound W and the early winter to influence sales of Chloraseptic, Little Remedies and Luden’s. Given our agility in advertising and marketing support and product diversity, the quarterly timing of this advertising and marketing support and impact to earnings is difficult to predict.

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events, including conflicts in the Middle East, and evolving U.S. and international trade restrictions and tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our consumers, including a shift in many markets to purchasing our products online, and have and may continue to see changes in retailer purchasing patterns due to these consumer patterns and the volatile economic environment.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. We and our manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of some of our products, particularly eye care products. These shortages have negatively impacted our results of operations, and we expect further shortages will continue to have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

Human Capital Management

Our Culture and Values
Our mission is to deliver high-quality consumer health and personal care products that improve and enrich the lives of our consumers. Our culture is grounded in the principles of Leadership, Trust, Change and Execution. Trust is foundational to how we operate - trust in the safety, quality, and performance of our products; trust in the integrity of our manufacturing, marketing and business practices; and trust in the character and capabilities of our employees.

We believe our long‑term success depends on fostering a workplace where employees are empowered to take ownership, demonstrate leadership, and contribute meaningfully to our business and the communities we serve. Employees who embody these principles are encouraged to lead initiatives and projects that positively impact our organization, stakeholders, and society.
We are committed to maintaining a respectful, inclusive, and professional work environment. We value the diverse backgrounds, perspectives, skills, and experiences of our workforce and strive to create a culture where all employees feel valued, supported, and inspired to achieve their full potential. Our employment practices are designed to promote equal employment opportunity, merit‑based advancement, and fair treatment, without regard to race, age, gender, gender identity, sexual orientation, or other legally protected characteristics. We regularly review our hiring, development, and workplace practices to support these objectives.

Talent Attraction and Workforce Practices
We seek to attract, retain, and develop a high‑quality workforce aligned with our business strategy and values. With employees across the United States and internationally, we focus on recruiting qualified individuals with the skills, experience, and leadership capabilities needed to support our current operations and future growth. Our recruiting and advancement practices are intended to support internal mobility, leadership development, and succession planning across all levels of the organization. We invest in workforce planning and talent management practices designed to ensure continuity of leadership and critical capabilities. These efforts include identifying key roles, developing internal talent pipelines, and aligning workforce capabilities with evolving business needs.

Ethics, Compliance, and Employee Relations
We maintain a comprehensive Code of Conduct and Ethics that applies to all employees and is designed to promote ethical behavior, integrity, and accountability throughout the organization. We are committed to maintaining a workplace free from intimidation, harassment, discrimination, and violence.

Employees are encouraged to raise concerns or report potential violations of our Code of Conduct and Ethics, other company policies, or applicable laws. We provide multiple reporting channels, including a third‑party reporting mechanism that allows for anonymity and confidentiality, where permitted by law. Reported concerns are reviewed and investigated in accordance with established procedures. Retaliation against an individual who raises a concern in good faith or participates in an investigation is strictly prohibited. Management believes that maintaining open communication, fair employment practices, and consistent application of policies supports positive employee relations and contributes to employee engagement and retention.

Our Employees
As of March 31, 2026, we had approximately 890 global employees. Approximately 57% of our workforce operates in the United States, 30% in Canada, 12% in Australia and Asia and 1% in Europe. Approximately 54% of our employees are salaried and 46% are paid hourly wages. We employ only a few part-time employees. Our workforce is 52% female and 48% male. None of our employees are a party to a collective bargaining agreement. Management believes that our relations with employees are good.

Learning, Development, and Performance Management
We believe that continuous learning and professional development are essential to both individual growth and organizational success and we encourage all employees to achieve their full potential by providing access to development opportunities, including on the job learning, mentorship, career development programs and Company-provided learning tools.
Our performance management process is designed to align individual objectives with business priorities while supporting employee development. Employees participate in regular performance reviews that assess results, behaviors, and competencies, and identify opportunities for skill development and career progression. Through these processes, we seek to promote accountability, support engagement, and encourage continuous improvement across the organization.

Health, Safety, and Well Being
The health, safety, and well‑being of our employees are priorities for our organization. We are committed to providing a safe work environment and to complying with applicable occupational health and safety laws and regulations in the jurisdictions where we operate. We implement safety programs and training, particularly at our manufacturing and production facilities, to promote safety awareness, prevent workplace injuries, and reinforce a culture of safety and shared responsibility. We monitor workplace safety performance and seek to comply with reporting requirements established by the Occupational Safety and Health Administration (OSHA) in the United States, as well as applicable safety and health standards in all other countries in which we have employees, including Australia, the United Kingdom, Canada, and Singapore.

Community Engagement and Corporate Responsibility
We seek to operate as a responsible corporate citizen and to conduct our business in a manner that reflects our values. We encourage employees to engage with and support their local communities and provide flexibility for office locations to develop community engagement and volunteer initiatives that align with local needs.

Examples of these efforts include employee volunteer activities and community service events organized at various locations, including our corporate headquarters. We believe these initiatives strengthen our connection to the communities in which we operate and reinforce employee engagement and pride in our organization.

Additional information regarding our human capital development and sustainability initiatives are available on our website at
https://www.prestigebrands.com/about-us/corporate-responsibility.

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

We have adopted a Code of Conduct and Ethics, Code of Ethics for Senior Financial Employees, Policy and Procedures for Complaints Regarding Accounting, Internal Controls and Auditing Matters, Corporate Governance Guidelines and Charters for our Audit, Compensation and Nominating and Corporate Governance Committees, as well as a Related Persons Transaction Policy, Stock Ownership Guidelines and a Clawback Policy.  We will provide to any person without charge, upon request, a copy of the foregoing materials.  Any requests for these documents from us should be made in writing to:

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

Many of our products are produced by a limited number of third-party manufacturers. Our ability to retain our current manufacturing relationships or engage in and successfully transition to new relationships or to our own manufacturing facilities is critical to our ability to deliver quality products to our customers in a timely manner. Certain of the Company's manufacturers, including third party and our own facilities, are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of our products, particularly eye care products. These shortages negatively impacted our results of operations in fiscal 2026 and 2025, and we expect further shortages may have a negative impact on our sales and customer relationships and result in loss of shelf space/digital rank and higher costs. In some cases, we have identified additional third-party manufacturing to supply us with quantities of the product for which we are experiencing shortages, but these additions may not manufacture product in time to fully supplement the long-term forecasted demand. In addition, any failure by our third-party manufacturers to comply with applicable regulatory requirements, including FDA or other governmental standards, could result in product quality issues, regulatory action, product recalls or reputational harm.

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

Certain of our manufacturers who produce products for us have experienced cash flow shortages, and we have provided both prepayments and short-term loans to these suppliers to ensure continuous supply. Following the full transfer of product supply to other manufacturers, one supplier to which we extended a short-term loan discontinued operations and did not repay the loan. As a result, we wrote off the loan of approximately $10.3 million in fiscal 2026.  If any other suppliers cease operations or are otherwise unable to continue to supply products to us, or to repay their indebtedness, our results of operations and financial condition would be adversely impacted.

At March 31, 2026, we had relationships with 95 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 60% of gross sales for 2026, compared to 16 manufacturers with long-term contracts that accounted for approximately 58% of gross sales in 2025. This level of concentration increases our exposure to operational, financial and strategic risks associated with such manufacturers.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues during 2026, 2025 and 2024. This manufacturer accounted for approximately 21%, respectively, of our gross revenues in 2026 and 2025 and 20% of our gross sales revenues in 2024, while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers also means that they could cease manufacturing our products at any time and for any reason or initiate costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement on acceptable terms, which could have a material adverse effect on our business and results of operations. In addition, even if we do enter into long-term contracts with certain manufacturers, our manufacturers may increase prices under the terms of our existing contracts if they experience increases in input costs, which could have a material adverse impact on our results of operations and financial condition.

Price increases for raw materials, packaging, labor, energy and transportation costs, and other manufacturer, logistics provider or distributor demands, could continue to have an adverse impact on our margins.

The costs to manufacture and distribute our products are subject to fluctuation based on a variety of factors. Volatility and increases in commodity raw material (e.g. resins) and packaging component prices, labor, energy and transportation costs, and other input costs, including as a result of supply chain issues, shortages or tariffs, could significantly affect our profit margin and could have a material adverse impact on our financial condition and results of operations if our raw material suppliers, third-party manufacturers, logistics providers or distributors pass along those costs to us. Certain product categories have been impacted by higher inflation due to, among other things, increased transportation costs due to the U.S. war with Iran, the continuing impacts of labor shortages, global supply chain disruptions and the uncertain economic and geopolitical environment, including tariffs, which has negatively impacted our gross margin. Although the impact of these increased costs has not had a material adverse effect on our results of operations or financial condition to date, further input cost increases could have such a material impact.

In this economic environment, the manufacturers we use have increased, and may continue to increase, the cost to us of many of the products we purchase, which has impacted and could continue to adversely affect our margins in the event we are unable to pass along these increased costs to our customers or identify and qualify new manufacturers. There may be a delay or inability to fully offset such cost increases through pricing actions due to competitive dynamics, customer resistance, or contractual limitations. If we are unable to increase the price for our products to our customers or achieve cost savings in a rising cost environment, any such cost increases would likely further reduce our gross margins and could have a material adverse effect on our financial condition and results of operations. If we increase the price of our products in order to maintain our current gross margins for our products, the increase may adversely affect demand for, and sales of, our products, especially if consumers shift to lower-priced alternatives or private label products in response to tariff-driven or inflationary price increases, which could have a material adverse effect on our financial condition and results of operations. We believe that certain of our products could have difficulty absorbing further near-term price increases without potentially impacting market share, which would have a related adverse impact on our revenues.
Volatility in or worsening of economic conditions from high inflation, economic policy, tariffs, increased unemployment, geopolitical conflicts, public health issues and other factors beyond our control could reduce consumer spending, which could adversely impact demand for our products and our results of operations and financial condition.

Our financial performance depends on the stability of conditions that impact consumer spending. Adverse conditions or volatility in financial markets or the economy, including high interest rates, inflation from rising costs, tariffs, unemployment, bank failures, reductions in government assistance and the lack of consumer financing, could adversely impact consumer confidence and reduce disposable income, resulting in reduced consumer spending on our products. Geopolitical developments, including conflicts in the Middle East, disruptions to global shipping routes, and related increases in fuel and transportation costs, may further exacerbate these pressures. Existing volatility in the global economy, including from geopolitical conflicts, supply chain issues and rising costs, has not materially impacted consumer spending on our products, but further worsening of these conditions could have a material adverse impact on our results of operations and financial condition.

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

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. The introduction or expansion of store brand products that compete with our products at a lower price point has and could impact our sales and results of operations. Some of our products compete directly with widely advertised, promoted and merchandised brands within each product category, as well as with retailers, including drugstores, convenience stores and specialty stores, that are increasingly offering private labels and generic non-branded products, which are typically sold at lower prices. Consumer demand for lower-cost alternatives could increase, particularly in response to macroeconomic pressures. These trends could be exacerbated by rising costs, including tariffs, trade restrictions, export controls and sanctions, as well as ongoing geopolitical tensions, including conflicts in the Middle East and other regions, and other economic conditions that shift consumer demand to lower-priced products, as well as supply chain issues that result in reduced availability for our products. Competitive pricing may require us to reduce prices, which may result in lost revenue or a reduction of our profit margins. Future price adjustments by our competitors or our inability to react with price adjustments of our own could result in a loss of market share, which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of customers with whom we have no long-term agreements for a large portion of our gross revenues, and the loss of one or more of these customers or changes in their strategies and policies could reduce our gross revenues and have a material adverse effect on our financial condition and results of operations.

During 2026, Walmart and Amazon, which accounted for approximately 20% and 15%, respectively, of our gross revenues, were our only customers that accounted for more than 10% of our gross revenues. We expect that for future periods, our top ten customers, including Walmart and Amazon, in the aggregate, will continue to account for a large and potentially increasing portion of our sales. Our sales through e-commerce platforms are also subject to risks associated with platform policies, fee structures, fulfillment requirements, and algorithmic changes, which are outside of our control and may adversely impact our sales and margins. The loss of favorable positioning on these platforms could significantly reduce product visibility and sales. Many of our customers have sought to obtain lower pricing, better terms, additional trade spend, more strict logistics requirements or other changes to the customer-supplier relationship. If we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors. Reductions in inventory by our customers, the loss of one or more of our top customers, including as a result of consolidation in the retail industry, or any significant decrease in sales to these customers based on changes in their strategies or policies, such as a reduction in the number of brands they carry, the amount of shelf space or positioning they dedicate to store brand products or to our particular products, or a significant reduction in our online positioning, could reduce our sales and have a material adverse effect on our financial condition and results of operations. In addition, many retailers have implemented inventory management strategies that include reductions in the amount of inventory they carry and related reductions in retail space and may continue such efforts in the future.

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

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate three manufacturing facilities in the United States, Canada and Australia, which manufacture products representing 21% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, cybersecurity incidents affecting our logistics providers or systems, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or our manufacturing facilities. As part of our recent acquisition of our Arnprior Ontario, Canada facility from our primary Clear Eyes supplier, we have committed to a long-term investment including a number of plant enhancements and capital investments, which may at times negatively impact production in the short-term but improve production over time. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

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

•Adverse customer or stockholder reaction to the acquisition and/or the associated debt.

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

Heightened regulatory activity and expectations worldwide, particularly for sterile eye care products, have contributed to ongoing manufacturing disruptions and capacity constraints across the industry. These conditions have impacted, and we expect they will continue to impact for the foreseeable future, the availability of sterile eye care products, which has and may continue to adversely affect our net revenues, product mix, customer service levels, and our ability to fully meet demand in affected categories. While we continue to pursue alternate sources of supply where feasible, qualification, validation and regulatory readiness activities can require significant time and resources and may not fully mitigate near-term constraints. In fiscal 2026, we acquired a sterile eye care manufacturing facility and expect to make investments to enhance quality systems, expand capabilities and improve the consistency and reliability of supply over the long term. The timing and extent of any improvements will depend on the successful execution of these initiatives, including equipment upgrades, process improvements, staffing, and completion of required validations and regulatory activities. Accordingly, while we believe these investments position us to strengthen supply over time, achieving sustained improvements is expected to be a multi-step process and may not alleviate current or near-term supply limitations.

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

Regulatory authorities, including the Federal Trade Commission, have increasingly focused on the substantiation of marketing and advertising claims and have commenced enforcement actions against companies for failures to adequately substantiate such claims. As a result, we may face increased scrutiny of our marketing practices, and any determination that our claims are not adequately supported could result in enforcement actions, including fines, injunctions, product relabeling or other corrective measures, as well as increased risk of private litigation, which could adversely affect our business, financial condition and results of operations.

We face risks associated with doing business internationally.

Approximately 16% of our total 2026 revenues were attributable to our international business. We generally rely on brokers and distributors for the sale of our products in foreign countries. In addition, some of our third-party manufacturers are located outside the United States. Risks of doing business internationally include, but are not limited to, the following:

•Political instability or declining economic conditions in the countries or regions where we operate or rely on third-party manufacturers or suppliers, which could adversely affect sales of our products in these countries or regions or our ability to obtain adequate supply of our products;

•Geopolitical conflict that disrupts global trade routes and shipping;

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

While we seek to maintain sustainable operations that are both operationally and financially beneficial to our business, and contribute to the health and wellness of the communities in which we operate, we may experience reduced demand for our products and loss of customers if we do not meet their expectations, which could result in a material adverse effect on our financial condition and results of operations. Land use, water use, carbon emissions, deforestation, recyclability or recoverability of packaging, plastic waste, ingredients and other sustainability concerns remain key topics with federal, state and local governments, non-governmental organizations, our customers, consumers and investors. These evolving priorities have resulted, and may continue to result, in new or more stringent laws, regulations and requirements, including emerging extended producer responsibility (“EPR”) regimes relating to the lifecycle management of packaging and certain product components. EPR requirements, which are being adopted in various jurisdictions in which we operate, generally shift responsibility for the collection, recycling, disposal and reporting of packaging materials to producers such as us. These requirements are evolving and vary by jurisdiction and may require us to join and fund producer responsibility organizations, implement new data tracking and reporting systems, modify packaging designs, or make changes to our supply chain and product offerings. Compliance with these and other sustainability-related regulations may result in increased costs, including fees, capital expenditures and administrative burdens, and may disrupt our operations. In addition, we could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our debt or common stock if we do not meet their sustainability expectations. For example, since 2020, some of our major customers requested that we respond to various questionnaires to evaluate our sustainability efforts. Efforts to meet these standards could impact our costs resulting in reduced profits, and failure to meet our customers’ expectations could impact our sales and business reputation.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property rights, our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks, tradenames and patents. Our trademarks and tradenames convey that the products we sell are “brand name” products. We believe consumers ascribe value to our brands, some of which are over 100 years old. We own or exclusively license the material trademarks, tradenames and patents used in connection with the manufacturing, packaging, marketing and sale of our products. These rights prevent our competitors or new entrants to the market from using our valuable brand names and technologies. Therefore, trademark, tradename and patent protection is critical to our business. Although most of our material intellectual property is registered in the United States and in applicable foreign countries, we may not be successful in asserting protection of our intellectual property. In addition, third parties may assert claims against our intellectual property rights, and we may not be able to successfully resolve those claims, which would cause us to lose the right to use the intellectual property subject to those claims. If we were to lose the exclusive right to use one or more of our intellectual property rights, the loss of such exclusive right could have a material adverse effect on our financial condition and results of operations.

In addition, other parties may infringe our intellectual property rights, including through e-commerce channels, digital marketplaces or unauthorized online sales, which may be more difficult to monitor and enforce, and may thereby dilute the value of our brands in the marketplace. Brand dilution could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, which could negatively impact our business and sales. Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights, including proceedings involving trademark infringement, counterfeiting or unauthorized distribution, which could require us to incur substantial fees and expenses and have a material adverse effect on our financial condition and results of operations.

We depend on third parties for intellectual property relating to some of the products we sell, and our inability to maintain or enter into future license agreements may result in our failure to meet customer demand, which would adversely affect our business, operating results and financial condition.

We have licenses or manufacturing agreements with third parties that own intellectual property (e.g., formulae, copyrights, trademarks, trade dress, patents and other technology) used in the manufacture and sale of certain of our products. In the event that any such license or manufacturing agreement expires or is otherwise terminated, we will lose the right to use the intellectual property covered by such license or agreement. Similarly, our rights could be reduced if the applicable licensor or third-party manufacturer fails to maintain or protect the licensed intellectual property, because, in such event, our competitors could obtain the right to use the intellectual property without restriction. If either of these intellectual property losses were to occur, we might not be able to develop or obtain replacement intellectual property at all or in a timely or cost-effective manner. Additionally, any modified products may not be well-received by customers. The consequences of losing the right to use or having reduced rights to such intellectual property could negatively impact our business and sales due to our failure to meet consumer demand for the affected products or require us to incur costs for the development of new or different intellectual property, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, development of replacement products may be time-consuming and ultimately may not be feasible. Further, disputes with licensors or third-party manufacturers regarding intellectual property rights, including ownership or scope of use, could result in litigation or the loss of rights necessary to continue to market certain products.

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

Risks Related to Cybersecurity and Technology

We rely significantly on information technology. Any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

We rely extensively on our information technology systems, networks and digital platforms, many of which are managed by third-party service providers, to manage the data, communications and business processes for all of our functions, including our marketing, sales (including e-commerce), manufacturing, logistics, customer service, accounting and administrative functions. These systems include programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, marketing and selling products to customers (including through e-commerce channels), customer order entry and order fulfillment, shipping product to customers, billing customers and receiving and applying payment, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data and other processes necessary to manage the Company's business. As a result, we are exposed to cybersecurity risks both within our own systems and across our third-party ecosystem and supply chain.

We and certain of our suppliers and customers have faced, and likely will continue to face evolving cybersecurity threats, including ransomware, malware, denial-of-service attacks, credential theft, business email compromise, phishing, social engineering (including AI-enabled impersonation), supply chain attacks and other attempts to gain unauthorized access to our systems, networks, devices and data. These threats may be directed at our information technology environment or at third parties that provide technology or operational services to us, such as cloud service providers, ERP or other enterprise application providers, customer/retailer ordering interfaces, payment processors, marketing or data analytics vendors, contract manufacturers and third-party logistics providers. Because we rely on these third parties and data connections to operate key processes, a cybersecurity incident could also result from a compromise of, or disruption to, a third-party’s systems even if our own systems are not directly compromised. A cybersecurity incident could, among other things, disrupt the availability of systems used for order processing, forecasting, manufacturing planning, distribution, invoicing, treasury operations or financial reporting; delay shipments; reduce product availability; result in chargebacks or penalties from customers; and cause us to incur significant costs related to containment, investigation, remediation, restoration of data and systems, and enhanced protective measures. While we do not believe prior incidents have had a material adverse impact on our business, future attacks including as a result of vulnerabilities in third-party systems or supply chain cyber risks, could result in a serious information security breach, related litigation and regulatory inquiries, reputational harm and diversion of management attention, any of which could have a material adverse impact on our business, results of operations or financial condition.

Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks and services of the Company, its customers and business partners, as well as the confidentiality, availability and integrity of the data of the Company, its customers and business partners. As a result, the Company's information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including system disruptions, catastrophic events, power outages, cyber-attacks and security breaches. To help guard against these risks, the Company provides quarterly employee security training and maintains a compliance program with updated security policies to help evaluate and address potential threats and attacks. However, these measures may not be effective in preventing or mitigating all cybersecurity incidents.

In addition, to manage these risks, the Company has conducted regular security audits by an outside firm based on the National Institute of Standards and Technology ("NIST") standards to address any potential service interruptions or vulnerabilities. Management regularly reports to the Company’s Board on information security risks and audit results. The Company has implemented a comprehensive Cybersecurity Incident Response Plan designed to promptly identify, assess, and respond to potential cybersecurity threats and incidents. This plan includes a structured escalation matrix that defines incident severity levels and corresponding response protocols. In accordance with the plan, material cybersecurity matters are escalated to the Audit Committee of the Board of Directors. Further, the Company has implemented continuity and recovery plans in the event of a disruption. However, if these plans do not provide effective protection, the Company may suffer interruptions in its ability to manage or conduct its operations, including in all of the Company’s functions described above, which may adversely affect its business and results of operations. While we maintain cybersecurity insurance, such coverage may not be available on acceptable terms in the future, may not cover all types of losses, may be subject to deductibles, exclusions or coverage disputes, and may be insufficient to cover the full extent of costs, liabilities or business interruption losses. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.

In addition, a cybersecurity incident could result in unauthorized access to, or disclosure of, confidential or proprietary information, including personal information relating to employees, customers or consumers, which could subject us to notification obligations, litigation (including putative class actions), contractual claims and regulatory enforcement under privacy, data protection and other laws. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships, and result in lost sales, fines, lawsuits, remediation costs, or otherwise adversely impact the Company's results of operations and financial condition. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach. We are also subject to evolving federal, state and international cybersecurity and privacy requirements and, a cybersecurity incident could require us to make public disclosures, including under SEC rules (such as reporting requirements for material cybersecurity incidents), which could increase the risk of litigation, regulatory scrutiny and reputational harm. For additional information regarding our cybersecurity risk management, strategy and governance, see Item 1C. “Cybersecurity.”

Risks Related to Artificial Intelligence

The use of artificial intelligence technologies presents operational, legal and regulatory risks.

The rapid evolution and growing adoption of artificial intelligence ("AI") and machine learning technologies present emerging risks to the security of our information, as well as the information of our customers and business partners. As with cybersecurity risks, the use of AI by our employees, or by our customers and business partners, could result in the loss or unauthorized disclosure of sensitive information or the generation of inaccurate, biased or unintended outputs that could impact business decisions, customer interactions or regulatory compliance.

The legal, regulatory and ethical landscapes around the use of AI technologies, including generative AI, are rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity and privacy and data protection. These developments may result in new or expanded legal and compliance obligations and could impose significant operational or compliance burdens on our business. In addition, the use of AI technologies may create risks relating to the ownership, protection or enforceability of our intellectual property, or result in claims that we have infringed the intellectual property rights of third parties.

In addition to our existing business continuity and incident response plans, which are designed to address cybersecurity incidents, the Company has implemented an internal AI policy. This policy restricts the use of AI technologies by requiring employees to obtain prior approval from the Company’s AI Technology Governance Committee, in order to evaluate any potential security, compliance, or operational risks. Nonetheless, the use of AI by our employees, suppliers and customers could expose our confidential information or those of our stakeholders, which could have a material adverse impact on our business reputation, result in regulatory action or legal liability.

As we evaluate and potentially expand the use of AI technologies in our operations, including in tools used by employees or customer-facing applications, we may face additional risks, including those described above, as well as increased compliance costs and operational complexity.

Risks Related to Data Privacy

We are subject to complex and evolving data privacy, data protection and data security laws, and failure to comply could result in significant costs, liabilities and operational restrictions.

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

These privacy and security laws and regulations change frequently, and new legislation continues to be introduced. As of January 1, 2026, comprehensive privacy laws are in effect in 20 U.S. states, complicating our privacy compliance obligations through the introduction of increasingly disparate privacy requirements across the various U.S. jurisdictions in which we operate. In Europe, the European Union’s ("EU") General Data Protection Regulation (the “GDPR”) greatly increases the jurisdictional reach of EU law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. In addition, it is important to note that many countries are following the EU in producing a broad omnibus law in relation to privacy protection.

Compliance with these evolving requirements may necessitate significant operational changes and could impose substantial and increasing costs over time. Any failure to comply could result in regulatory investigations, significant fines, penalties or restrictions on our ability to process or transfer data across jurisdictions, and reputational harm.

Risks Related to our Financing

Our current indebtedness could adversely affect our financial condition and we may incur substantially more debt in the future.

At March 31, 2026, our total indebtedness, including current maturities, was approximately $1.0 billion and assuming the closing conditions are met related to our agreement to acquire certain brands in the first half of fiscal 2027, that total will increase to approximately $2.2 billion.

Our indebtedness could:

•Increase our vulnerability to general adverse economic and industry conditions;

•Require us to dedicate a substantial portion of our cash flow from operations toward repayment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, investments and other general corporate purposes;

•Limit our ability to fund additional acquisitions;

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

At March 31, 2026, we had $182.9 million of borrowing capacity available under our revolving credit facility to support our operating activities. We currently have no balance on our revolving credit facility, but future borrowings would be subject to variability in interest rates which could limit our ability to fund working capital, capital expenditures and acquisitions.

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

•Enter into transactions with affiliates; and

•Sell stock in our subsidiaries.

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

The revolving credit facility and the indentures governing the senior notes contain provisions that allow the respective creditors to declare all outstanding borrowings under one agreement to be immediately due and payable as a result of a default under another agreement. Failure to make a payment required by the indentures governing the senior notes may lead to an event of default under the indentures governing the senior notes and any outstanding balance under the revolving credit facility. If the debt under the revolving credit facility and indentures governing the senior notes were accelerated, the aggregate amount immediately due and payable as of March 31, 2026 would have been approximately $1.0 billion.  We presently do not have sufficient liquidity to repay these borrowings in the event they were to be accelerated, and we may not have sufficient liquidity in the future to do so.  Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.  At March 31, 2026, the book value of our current assets was $431.5 million.  Although the book value of our total assets was $3,494.3 million, approximately $2,880.7 million was in the form of intangible assets, including goodwill of $581.1 million, a significant portion of which may not be available to satisfy our creditors in the event our debt is accelerated.

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

The IRP is designed to protect and preserve the confidentiality, integrity and continued availability of all confidential information in the care of the Company and the information systems owned or used by the Company, as well as the Company’s ability to operate. Our cybersecurity IRP includes controls and procedures for timely and accurate reporting of any cybersecurity incident. In accordance with the plan, material cybersecurity incidents are escalated to the Audit and Finance Committee of the Board of Directors. We design and assess our program based on the NIST Cybersecurity Framework.

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

ITEM 2. PROPERTIES

We lease our corporate headquarters located in Tarrytown, New York.  Primary functions performed at the Tarrytown facility include marketing, sales, operations, quality control, regulatory affairs, finance, information technology and legal.  The current lease expires on December 31, 2027. On October 16, 2025, we entered into an amendment to this lease that extends the term of the lease to December 31, 2037 and the commencement date is subject to certain conditions set forth in the lease.

Our logistics provider, GEODIS Logistics LLC ("GEODIS"), leases a warehouse on our behalf in Clayton, Indiana. This property serves as our primary warehouse. The lease expires on February 28, 2030.

We own an office and manufacturing facility in Lynchburg, Virginia. We also own and operate manufacturing facilities in Arnprior Ontario, Canada and Victoria, Australia.

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

Holders

As of May 4, 2026, there were 14 holders of record of our common stock.  The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Additional information required to be disclosed by this Item will be contained in the Company’s 2026 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	—	$—	—	$92,899
February 1 to February 28, 2026	463	$66.79	—	$92,899
March 1 to March 31, 2026	11,950	$60.49	11,413	$92,208
Total	12,413		11,413
(a) 11,413 of these shares were purchased pursuant to our share repurchase program, which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock. The remaining repurchases (1,000 shares) were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

PERFORMANCE GRAPH
The following graph (“Performance Graph”) compares our cumulative total stockholder return since March 31, 2021, with the cumulative total stockholder return for the Russell 2000 Index, Standard & Poor's SmallCap 600 Index and our peer group indexes. The Company is included in each of the Standard & Poor's SmallCap 600 Index and the Russell 2000 Index. The Performance Graph assumes that the value of the investment in the Company’s common stock and each index was $100.00 on March 31, 2021.  The Performance Graph was also prepared based on the assumption that all dividends paid, if any, were reinvested.  The Peer Group Index is a self-constructed peer group consisting of companies in the consumer products industry with comparable revenues and market capitalization, from which the Company has been excluded. Jazz Pharmaceuticals PLC, Primo Brands and Revelyst, Inc., which were included in the Old Peer Group, were replaced in the New Peer Group as they ceased to be relevant peers because their financial profiles no longer provided meaningful comparables and Revelyst, Inc. was split and sold. BellRing Brands, Inc., The Simply Good Foods Company and Spectrum Brands Holdings were added as replacements based on their similar financial profiles.

Comparison of Cumulative Total Return
Prestige Consumer Healthcare Inc.
Russell 2000 Index
S&P SmallCap 600 Index
New Peer Group
Old Peer Group
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2021
2022
2023
2024
2025
2026
ASSUMES $100 INVESTED ON MAR. 31, 2021
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2026

	March 31,
Company/Market/Peer Group	2021	2022	2023	2024	2025	2026
Prestige Consumer Healthcare Inc.	$100.00	$120.10	$142.06	$164.57	$194.96	$134.39
Russell 2000 Index	100.00	94.21	83.28	99.69	95.70	120.32
S&P SmallCap 600 Index	100.00	101.23	92.30	107.01	103.39	124.58
New Peer Group Index (1)	100.00	100.09	87.94	99.82	114.03	69.99
Old Peer Group Index (2)	100.00	97.76	84.03	87.82	104.52	78.16
(1) The New Peer Group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) BellRing Brands, Inc., (vi) Utz Brands, Inc., (vii) Pacira BioSciences, Inc., (viii) The Simply Good Foods Company, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Spectrum Brands Holdings, (xiii) Amphastar Pharmaceuticals, Inc., (xiv) Usana Health Sciences, Inc., and (xv) Corcept Therapeutics Incorporated.
(2) The Old Peer Group index is comprised of: (i) B&G Food Holdings Corp., (ii) Hain Celestial Group, Inc., (iii) Church & Dwight Co., Inc., (iv) Helen of Troy, Ltd., (v) Utz Brands, Inc., (vi) Amphastar Pharmaceuticals, Inc., (vii) Pacira BioSciences, Inc., (viii) Jazz Pharmaceuticals PLC, (ix) Edgewell Personal Care Company, (x) Energizer Holdings, Inc., (xi) Calavo Growers, Inc., (xii) Primo Brands, (xiii) Revleyst, Inc., (xiv) Usana Health Sciences, Inc. and (xv) Corcept Therapeutics Incorporated.

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

General
We are engaged in the development, manufacturing, marketing, sales and distribution of well-recognized, brand name OTC health and personal care products to mass merchandisers, drug/drug wholesale, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  We use the strength of our brands, our established retail distribution network, a low-cost operating model and our experienced management team to create our competitive advantage.

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

Acquisitions
Acquisition of Pillar5
On December 18, 2025, we completed the acquisition of Pillar5, which was funded through a combination of cash on hand and our existing asset-based revolving credit facility.

Based in Arnprior Ontario, Canada, Pillar5 is a leading sterile ophthalmic manufacturer and one of our current Clear Eyes suppliers.

The pro-forma effect of this acquisition on revenues and earnings was not material.

The details of this acquisition are included in the notes to the Consolidated Financial Statements in Part II, Item 8, Note 2 of this Annual Report on Form 10-K.

Pending Acquisition of Foundation Consumer Brands Product Portfolio
On March 19, 2026, we entered into a definitive agreement to acquire certain assets and assume certain liabilities primarily related to a portfolio of over-the-counter consumer health products, including Breathe Right® and certain other brands from Foundation Consumer Brands, LLC. We anticipate the transaction to close in the first half of fiscal 2027.

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events, including conflicts in the Middle East, and evolving U.S. and international trade restrictions and tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our consumers, including a shift in many markets to purchasing our products online, and have and may continue to see changes in retailer purchasing patterns due to these consumer patterns and the volatile economic environment.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. We and our manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of some of our products, particularly eye care products. These shortages have negatively impacted our results of operations, and we expect further shortages will continue to have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

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

Goodwill and Intangible Assets
At March 31, 2026 and 2025, goodwill and intangible assets were apportioned among similar product groups within our operating segments as follows:

	March 31, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$550,987	$30,122	$581,109

Intangible assets
Indefinite-lived	2,068,752	74,923	2,143,675
Finite-lived	138,903	17,027	155,930
Intangible assets, net	2,207,655	91,950	2,299,605
Total	$2,758,642	$122,072	$2,880,714

	March 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated

Goodwill	$498,936	$28,489	$527,425

Intangible assets
Indefinite-lived	2,068,752	68,234	2,136,986
Finite-lived	141,234	17,130	158,364
Intangible assets, net	2,209,986	85,364	2,295,350
Total	$2,708,922	$113,853	$2,822,775

At March 31, 2026, the brands with the highest carrying value were Monistat, BC/Goody's, Summer's Eve, TheraTears and Fleet, comprising approximately 59% of our total intangible assets value.

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

We have experienced declines in revenues and profitability of certain brands in the North American OTC Healthcare segment, as discussed in "Results of Operations" below.  Sustained or significant future declines in revenue, profitability, other adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values of certain brands could indicate that fair value no longer exceeds carrying value, in which case additional non-cash impairment charges may be recorded in future periods.

Goodwill
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. As of February 28, 2026 (our annual impairment review date), we had 13 reporting units with goodwill. As part of our annual test for impairment of goodwill, management estimates the discounted cash flows of each reporting unit to estimate their respective fair values. In addition, we considered our market capitalization at February 28, 2026, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology. An impairment charge is then recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. In performing the discounted cash flow analysis, management considers current information and assumptions regarding future sales, gross margins and advertising and marketing expenses; the discount rate utilized in the analysis, as well as future cash flows, may be influenced by such factors as changes in interest rates and rates of inflation. Future events, such as competition, changing consumer needs, technological advances and changes in advertising support for our trademarks and tradenames, could cause subsequent evaluations to utilize different assumptions. Additionally, should the related fair value of goodwill be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances or changes in advertising and marketing expenses, we may be required to record additional impairment charges in the future.

At February 29, 2024, February 28, 2025 and February 28, 2026, in conjunction with the annual tests for goodwill impairment, which coincided with our annual strategic planning process, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken in either period.

Our analysis at February 28, 2026 determined that all reporting units had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units' fair value being less than their carrying value. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would not have resulted in any of our reporting units' fair value being less than their carrying value.

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

At February 28, 2026, in conjunction with the annual test for impairment of intangible assets, the estimated fair value exceeded the carrying value for all indefinite-lived intangible assets and accordingly, no impairment charge was taken.

Our analysis as of February 28, 2026 confirmed that all indefinite-lived intangible assets had a fair value exceeding their carrying value by at least 10%, with the exception of Monistat within our North American Women's Health reporting unit. We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an impairment charge of $16.6 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets would not have resulted in any of our indefinite-lived intangible assets' fair value being less than their carrying value.

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

At February 28, 2026, in conjunction with the annual test for impairment of finite-lived intangible assets, there were no indicators of impairment under the analysis and accordingly, no impairment charge was taken.

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

Results of Operations

2026 compared to 2025

Total Segment Revenues
The following table represents total revenue by segment, including product groups, for each of the fiscal years ended March 31, 2026 and 2025.

					Increase (Decrease)
(In thousands)	2026	%	2025	%	Amount	%
North American OTC Healthcare
Analgesics	$108,300	9.9	$112,173	9.9	$(3,873)	(3.5)
Cough & Cold	76,878	7.1	82,533	7.3	(5,655)	(6.9)
Women's Health	205,053	18.8	216,335	18.9	(11,282)	(5.2)
Gastrointestinal	179,300	16.5	174,891	15.4	4,409	2.5
Eye & Ear Care	126,132	11.6	158,858	14.0	(32,726)	(20.6)
Dermatologicals	116,618	10.7	120,770	10.6	(4,152)	(3.4)
Oral Care	86,958	8.0	81,868	7.2	5,090	6.2
Other OTC	14,337	1.3	12,582	1.1	1,755	13.9
Total North American OTC Healthcare	913,576	83.9	960,010	84.4	(46,434)	(4.8)

International OTC Healthcare
Analgesics	5,636	0.5	5,524	0.5	112	2.0
Cough & Cold	25,031	2.3	23,681	2.1	1,350	5.7
Women's Health	22,712	2.1	20,496	1.8	2,216	10.8
Gastrointestinal	80,488	7.5	81,052	7.1	(564)	(0.7)
Eye & Ear Care	16,807	1.5	24,464	2.2	(7,657)	(31.3)
Dermatologicals	9,313	0.9	8,177	0.7	1,136	13.9
Oral Care	14,093	1.3	13,162	1.2	931	7.1
Other OTC	1,049	—	1,196	—	(147)	(12.3)
Total International OTC Healthcare	175,129	16.1	177,752	15.6	(2,623)	(1.5)
Total Consolidated	$1,088,705	100.0	$1,137,762	100.0	$(49,057)	(4.3)

Total segment revenues for 2026 were $1,088.7 million, a decrease of $49.1 million, or 4.3%, versus 2025.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment decreased $46.4 million, or 4.8%, during 2026 versus 2025. The $46.4 million decrease was primarily attributable to a decrease in sales in the Eye & Ear Care category, due to a limited ability to supply demand for Clear Eyes.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment decreased $2.6 million, or 1.5%, during 2026 versus 2025. The $2.6 million decrease was mainly attributable to a decrease in sales in the Eye & Ear Care category, partly offset by an increase in sales in the Women's Health and Cough & Cold categories.

Gross Profit
The following table represents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2026 and 2025.

(In thousands)					Increase (Decrease)
Gross Profit	2026	%	2025	%	Amount	%
North American OTC Healthcare	$500,877	54.8	$531,139	55.3	$(30,262)	(5.7)
International OTC Healthcare	94,701	54.1	103,324	58.1	(8,623)	(8.3)
	$595,578	54.7	$634,463	55.8	$(38,885)	(6.1)

Gross profit for 2026 decreased $38.9 million, or 6.1%, versus 2025. As a percentage of total revenues, gross profit decreased to 54.7% in 2026 from 55.8% in 2025, primarily due to the decrease in revenue and costs related to the acquisition of our Canadian manufacturing facility.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $30.3 million, or 5.7%, during 2026 versus 2025.  As a percentage of North American OTC Healthcare revenues, gross profit decreased to 54.8% during 2026 from 55.3% during 2025, primarily due to the decrease in revenue and costs related to the acquisition of our Canadian manufacturing facility.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment decreased $8.6 million, or 8.3%, during 2026 versus 2025. As a percentage of International OTC Healthcare revenues, gross profit decreased to 54.1% during 2026 from 58.1% during 2025, primarily due to increased inflation as well as channel and product mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table represents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the fiscal years ended March 31, 2026 and 2025.

(In thousands)					Increase (Decrease)
Contribution Margin	2026	%	2025	%	Amount	%
North American OTC Healthcare	$380,030	41.6	$401,708	41.8	$(21,678)	(5.4)
International OTC Healthcare	66,766	38.1	77,032	43.3	(10,266)	(13.3)
	$446,796	41.0	$478,740	42.1	$(31,944)	(6.7)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment decreased $21.7 million, or 5.4%, during 2026 versus 2025. As a percentage of North American OTC Healthcare revenues, contribution margin for the North American OTC Healthcare segment decreased to 41.6% during 2026 from 41.8% during 2025. The contribution margin decrease as a percentage of revenue was primarily due to the decrease in gross profit margin above, partly offset by a decrease in advertising and marketing spend.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment decreased $10.3 million, or 13.3%, during 2026 versus 2025. As a percentage of International OTC Healthcare revenues, contribution margin for the International OTC Healthcare segment decreased to 38.1% during 2026 from 43.3% during 2025. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $116.4 million for 2026 versus $108.2 million for 2025. The increase in general and administrative expenses was primarily due to increases in compensation-related expenses, acquisition-related costs and an increase in our allowance for doubtful accounts pertaining to one specific customer.

Depreciation and Amortization
Depreciation and amortization expense was $20.9 million for 2026 versus $21.3 million for 2025. The decrease in depreciation and amortization expenses was primarily related to a decrease in amortization expense due to impairment charges taken on certain finite-lived brands in fiscal 2025, as well as certain intangible assets being fully amortized during 2025.

Other Expense, Net
During fiscal 2026, we wrote off a supplier loan of $10.3 million, previously included in Accounts receivable, net.

Tradename Impairment
In 2025, our annual impairment test resulted in total impairment charges of $12.5 million. This included $6.6 million related to non-strategic indefinite-lived intangible assets and $5.9 million related to non-strategic finite-lived assets. The impairments primarily reflected the deliberate shift in sales toward other strategic brands within our portfolio. Of the total charges, $10.0 million pertains to our North American OTC Healthcare segment, while $2.5 million related to our International OTC Healthcare segment.

Interest Expense, Net
Interest expense, net was $42.3 million during 2026 versus $47.6 million during 2025.  The average cost of borrowing decreased to 4.5% for 2026 from 4.7% for 2025. The average indebtedness decreased to $1.0 billion during 2026 from $1.1 billion in 2025.

Income Taxes
The provision for income taxes during 2026 was $67.2 million versus $69.6 million in 2025.  The effective tax rate on income before income taxes was 26.1% during 2026 versus 24.5% during 2025. The increase in the effective tax rate in 2026 compared to 2025 was primarily due to the mix of earnings in the U.S. and foreign jurisdictions and establishing a taxable presence in a new state.

Results of Operations
2025 compared to 2024

For a discussion of fiscal 2025 compared to 2024, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K, filed with the SEC on May 9, 2025.

Liquidity and Capital Resources

Liquidity
Our primary source of cash comes from our cash flow from operations. In the past, we have supplemented this source of cash with various debt facilities, primarily in connection with acquisitions. We have financed our operations, and expect to continue to finance our operations over the next twelve months, with a combination of funds generated from operations and borrowings. In connection with the recently announced expected acquisition of a portfolio of brands, including Breathe Right®, we expect to fund the transaction through a combination of a new term loan facility and cash on hand. Our principal uses of cash are for operating expenses, debt service, capital expenditures, share repurchases and acquisitions. Based on our current levels of operations and anticipated growth, excluding acquisitions, we believe that our cash generated from operations and our existing credit facilities will be adequate to finance our working capital and capital expenditures through the next twelve months, although no assurance can be given in this regard. See "Economic Environment" above with respect to current uncertainties facing us from a liquidity perspective.

	Year Ended March 31,			$ Change
(In thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Net cash provided by (used in):
Operating activities	$257,627	$251,515	$248,926	$6,112	$2,589
Investing activities	(136,841)	(17,452)	(20,111)	(119,389)	2,659
Financing activities	(156,062)	(182,075)	(241,015)	26,013	58,940
Effects of exchange rate changes on cash and cash equivalents	1,260	(573)	180	1,833	(753)
Net change in cash and cash equivalents	$(34,016)	$51,415	$(12,020)	$(85,431)	$63,435

2026 compared to 2025

Operating Activities
Net cash provided by operating activities was $257.6 million for 2026, compared to $251.5 million for 2025.  The $6.1 million increase in net cash provided by operating activities was due to the timing of working capital, partially offset by a decrease in net income before non-cash items.

Investing Activities
Net cash used in investing activities was $136.8 million for 2026, compared to $17.5 million for 2025.  The increase of $119.4 million in net cash used in investing activities was primarily due to acquisitions during the current year.

Financing Activities
Net cash used in financing activities was $156.1 million for 2026, compared to $182.1 million for 2025. The decrease of $26.0 million in net cash used in financing activities was primarily due to a decrease in net debt repayments of $138.0 million, partly offset by an increase in the repurchase of shares of our common stock in conjunction with our share repurchase program of $104.8 million and a decrease in proceeds from the exercise of stock options of $10.5 million.

2025 compared to 2024

Operating Activities
Net cash provided by operating activities was $251.5 million for 2025, compared to $248.9 million for 2024.  The $2.6 million increase in net cash provided by operating activities was due to an increase in net income before non-cash items, partly offset by increased working capital.

Investing Activities
Net cash used in investing activities was $17.5 million for 2025, compared to $20.1 million for 2024.  The decrease of $2.7 million in net cash used in investing activities was primarily due to a decrease in capital expenditures of $1.3 million and changes in a short-term loan receivable of $1.2 million.

Financing Activities
Net cash used in financing activities was $182.1 million for 2025, compared to $241.0 million for 2024. The decrease of $58.9 million was primarily due to a decrease in debt repayments of $90.0 million, partly offset by an increase in the repurchase of shares of our common stock in conjunction with our share repurchase program of $26.5 million and a decrease in proceeds from the exercise of stock options of $3.3 million.

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

2019 Senior Notes:
On December 2, 2019, the Borrower issued $400.0 million aggregate principal amount of 5.125% senior notes due January 15, 2028 (the "2019 Senior Notes"), pursuant to an indenture dated December 2, 2019, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our then-outstanding senior notes issued on December 17, 2013 that were due in 2021, and to pay related fees and expenses.

2021 Senior Notes:
On March 1, 2021, the Borrower issued $600.0 million aggregate principal amount of 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes"), pursuant to an indenture dated March 1, 2021, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our then-outstanding 2016 senior notes issued on February 19, 2016 and March 21, 2018, which were due in 2024, and to pay related fees and expenses.

Interest, Redemptions and Restrictions:

During fiscal 2025, we repaid the balance of our 2012 Term Loan and terminated all related commitments. For the year ended March 31, 2025, during the period it was outstanding, the average interest rate on the 2012 Term Loan was 7.1%. For the year ended March 31, 2026, the average interest rate on amounts borrowed under the 2012 ABL Revolver was 3.9%. There were no borrowings under the 2012 ABL Revolver at any time during 2025.

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

As of March 31, 2026, we had an aggregate of $1.0 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 Senior Notes due January 15, 2028; and
•$600.0 million of 3.750% 2021 Senior Notes due April 1, 2031.

As of March 31, 2026, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $182.9 million.

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

At March 31, 2026, we were in compliance with the applicable financial and restrictive covenants under the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Additionally, management anticipates that in the normal course of operations, we will continue to be in compliance with the financial and restrictive covenants during fiscal 2027.

Commitments

Ongoing commitments under various contractual and commercial obligations have not materially changed since our 2025 Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk because our 2012 ABL Revolver is variable rate debt.  At March 31, 2026, the 2012 ABL had a zero balance and therefore none of our debt carried a variable rate of interest at March 31, 2026.

Foreign Currency Exchange Rate Risk

During the years ended March 31, 2026 and 2025, approximately 16.1% and 15.7%, respectively, of our net revenues were denominated in currencies other than the U.S. Dollar. As such, we are exposed to transactions that are sensitive to foreign currency exchange rates, including insignificant foreign currency forward exchange agreements. These transactions are primarily with respect to the Canadian and Australian Dollar.

We performed a sensitivity analysis with respect to exchange rates for the year ended March 31, 2026 and 2025. Holding all other variables constant, and assuming a hypothetical 10.0% adverse change in foreign currency exchange rates, this analysis resulted in a 1.5% impact on pre-tax income of approximately $4.0 million for the year ended March 31, 2026 and a 3.7% impact on pre-tax income of approximately $10.6 million for the year ended March 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by this Item are described in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 87.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Audited Financial Statements
March 31, 2026

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2026.  In making its evaluation, management has used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on management's assessment utilizing the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2026.

On December 18, 2025, the Company acquired Pillar5 Pharma Inc. ("Pillar5"). The Company has excluded Pillar5's internal control over financial reporting as of March 31, 2026 from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. Pillar5 is a wholly-owned subsidiary whose total assets and total revenues represent approximately 2.0% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2026.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2026, which appears below.

Prestige Consumer Healthcare Inc.
May 14, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prestige Consumer Healthcare Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Prestige Consumer Healthcare Inc. and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2026, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Pillar5 Pharma Inc. (“Pillar5”) from its assessment of and conclusion on the effectiveness of its internal control over financial reporting as of March 31, 2026, because it was acquired by the Company in a purchase business combination during 2026. We have also excluded Pillar5 from our audit of internal control over financial reporting. Pillar5 is a wholly-owned subsidiary whose total assets and total revenues represent approximately 2% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2026.

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

Indefinite-Lived Tradename Impairment Assessments – Summer’s Eve and Monistat

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames, net balance was $2,144 million as of March 31, 2026, of which a portion relates to the carrying values for Summer’s Eve and Monistat indefinite-lived tradenames. Indefinite-lived intangible assets are tested for impairment at the individual asset level at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Management utilized the excess earnings method to estimate the fair value of individual indefinite-lived intangible assets. The assumptions subject to significant uncertainties include the discount rate, as well as future sales, gross margins, and advertising and marketing expenses.

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

Goodwill Impairment Assessment – North American Women’s Health Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $581.1 million as of March 31, 2026, of which a significant portion relates to the carrying value for the North American Women’s Health reporting unit. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized, although the carrying value is tested for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. Management utilized the discounted cash flow method to estimate the fair value of its reporting units. The estimates and assumptions made in assessing the fair value of the reporting units are subject to significant uncertainties related to future sales, gross margins, advertising and marketing expenses, and the discount rate.

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
May 14, 2026

We have served as the Company’s auditor since at least 1999. We have not been able to determine the specific year we began serving as auditor of the Company.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended March 31,
(In thousands, except per share data)	2026	2025	2024
Revenues
Net sales	$1,084,744	$1,136,581	$1,125,046
Other revenues	3,961	1,181	311
Total revenues	1,088,705	1,137,762	1,125,357

Cost of Sales
Cost of sales excluding depreciation	482,794	494,416	492,786
Cost of sales depreciation	10,333	8,883	8,123
Cost of sales	493,127	503,299	500,909
Gross profit	595,578	634,463	624,448

Operating Expenses
Advertising and marketing	148,782	155,723	153,315
General and administrative	116,447	108,209	106,152
Depreciation and amortization	20,940	21,290	22,552
Goodwill and tradename impairment	—	12,466	—
Total operating expenses	286,169	297,688	282,019
Operating income	309,409	336,775	342,429

Other expense (income)
Interest expense, net	42,339	47,632	67,160
Other expense (income), net	9,574	4,954	(756)
Total other expense, net	51,913	52,586	66,404
Income before income taxes	257,496	284,189	276,025
Provision for income taxes	67,195	69,584	66,686
Net income	$190,301	$214,605	$209,339

Earnings per share:
Basic	$3.93	$4.32	$4.21
Diluted	$3.91	$4.29	$4.17

Weighted average shares outstanding:
Basic	48,456	49,697	49,757
Diluted	48,720	50,080	50,178

Comprehensive income, net of tax:
Currency translation adjustments	9,387	(3,083)	(2,940)
Unrecognized net (loss) gain on pension plans	(96)	(81)	9
Total other comprehensive income (loss)	9,291	(3,164)	(2,931)
Comprehensive income	$199,592	$211,441	$206,408
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Balance Sheets

(In thousands)	March 31,
Assets	2026	2025
Current assets
Cash and cash equivalents	$63,868	$97,884
Accounts receivable, net of allowance of $18,187 and $16,314, respectively	191,920	194,293
Inventories	159,132	147,709
Prepaid expenses and other current assets	16,564	8,442
Total current assets	431,484	448,328

Property, plant and equipment, net	121,689	74,548
Operating lease right-of-use assets	27,780	28,238
Finance lease right-of-use assets, net	21,776	25,056
Goodwill	581,109	527,425
Intangible assets, net	2,299,605	2,295,350
Other long-term assets	10,870	3,273
Total Assets	$3,494,313	$3,402,218

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,791	$18,925
Accrued interest payable	15,578	15,703
Operating lease liabilities, current portion	6,910	6,047
Finance lease liabilities, current portion	2,656	2,490
Other accrued liabilities	72,989	63,458
Total current liabilities	120,924	106,623

Long-term debt, net	993,953	992,357
Deferred income tax liabilities	447,417	419,594
Long-term operating lease liabilities, net of current portion	20,955	22,732
Long-term finance lease liabilities, net of current portion	17,968	20,624
Other long-term liabilities	5,580	5,391
Total Liabilities	1,606,797	1,567,321

Commitments and Contingencies – Note 17

Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 5,000 shares
Issued and outstanding – None	—	—
Common stock – $0.01 par value
Authorized – 250,000 shares
Issued – 56,211 shares at March 31, 2026 and 56,010 shares at March 31, 2025	562	560
Additional paid-in capital	608,520	593,402
Treasury stock, at cost – 8,892 shares at March 31, 2026 and 6,501 shares at March 31, 2025	(439,301)	(277,208)
Accumulated other comprehensive loss, net of tax	(28,368)	(37,659)
Retained earnings	1,746,103	1,555,802
Total Stockholders’ Equity	1,887,516	1,834,897
Total Liabilities and Stockholders’ Equity	$3,494,313	$3,402,218
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2023	54,857	$548	$535,356	5,165	$(189,114)	$(31,564)	$1,131,858	$1,447,084

Stock-based compensation	—	—	14,010	—	—	—	—	14,010
Exercise of stock options	441	5	18,084	—	—	—	—	18,089
Issuance of shares related to restricted stock	203	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	515	(30,507)	—	—	(30,507)
Net income	—	—	—	—	—	—	209,339	209,339
Other comprehensive loss	—	—	—	—	—	(2,931)	—	(2,931)

Balances at March 31, 2024	55,501	$555	$567,448	5,680	$(219,621)	$(34,495)	$1,341,197	$1,655,084

Stock-based compensation	—	—	11,157	—	—	—	—	11,157
Exercise of stock options	303	3	14,799	—	—	—	—	14,802
Issuance of shares related to restricted stock	206	2	(2)	—	—	—	—	—
Treasury share repurchases	—	—	—	821	(57,587)	—	—	(57,587)
Net income	—	—	—	—	—	—	214,605	214,605
Other comprehensive loss	—	—	—	—	—	(3,164)	—	(3,164)

Balances at March 31, 2025	56,010	$560	$593,402	6,501	$(277,208)	$(37,659)	$1,555,802	$1,834,897

Stock-based compensation	—	—	10,835	—	—	—	—	10,835
Exercise of stock options	80	1	4,284	—	—	—	—	4,285
Issuance of shares related to restricted stock	121	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	2,391	(162,093)	—	—	(162,093)
Net income	—	—	—	—	—	—	190,301	190,301
Other comprehensive income	—	—	—	—	—	9,291	—	9,291

Balances at March 31, 2026	56,211	$562	$608,520	8,892	$(439,301)	$(28,368)	$1,746,103	$1,887,516
See accompanying notes.

Prestige Consumer Healthcare Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
(In thousands)	2026	2025	2024
Operating Activities
Net income	$190,301	$214,605	$209,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,273	30,173	30,675
Loss on sale or disposal of property and equipment	165	234	274
Deferred and other income taxes	22,697	14,409	23,070
Amortization of debt origination costs	1,797	1,754	5,240
Stock-based compensation costs	10,835	11,157	14,010
Non-cash operating lease cost	7,850	7,247	6,149
Write-off of supplier loan	10,332	—	—
Impairment loss	—	12,466	—
Other	—	1,411	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(3,685)	(16,327)	(6,322)
Inventories	(1,597)	(9,314)	24,439
Prepaid expenses and other current assets	(6,968)	4,655	(8,214)
Accounts payable	(151)	(19,411)	(24,971)
Accrued liabilities	2,527	6,984	(16,217)
Operating lease liabilities	(7,781)	(7,630)	(7,134)
Other	32	(898)	(1,412)
Net cash provided by operating activities	257,627	251,515	248,926

Investing Activities
Purchases of property, plant and equipment	(11,178)	(8,224)	(9,550)
Acquisitions, net of cash acquired	(123,736)	(8,250)	(10,561)
Other	(1,927)	(978)	—
Net cash used in investing activities	(136,841)	(17,452)	(20,111)

Financing Activities
Term Loan repayments	—	(135,000)	(225,000)
Borrowings under revolving credit agreement	40,000	—	—
Repayments under revolving credit agreement	(40,000)	—	—
Net increase in line of credit	2,986	—	—
Payment of debt costs	—	—	(769)
Payments of finance leases	(2,482)	(4,536)	(2,827)
Proceeds from exercise of stock options	4,285	14,802	18,089
Fair value of shares surrendered as payment of tax withholding	(4,322)	(5,832)	(5,508)
Repurchase of common stock	(156,283)	(51,509)	(25,000)
Other	(246)	—	—
Net cash used in financing activities	(156,062)	(182,075)	(241,015)

Effects of exchange rate changes on cash and cash equivalents	1,260	(573)	180
(Decrease) increase in cash and cash equivalents	(34,016)	51,415	(12,020)
Cash and cash equivalents - beginning of year	97,884	46,469	58,489
Cash and cash equivalents - end of year	$63,868	$97,884	$46,469

Interest paid	$43,843	$47,804	$63,248
Income taxes paid	$45,944	$52,117	$59,637
See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we”, which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) healthcare products to mass merchandisers, drug/drug wholesale, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 10 to these Consolidated Financial Statements.

Economic Environment
There has been economic uncertainty in the United States and globally due to several factors, including evolving fiscal policy, global supply chain constraints, changes in interest rates, a high inflationary environment, geopolitical events, including conflicts in the Middle East, and evolving U.S. and international trade restrictions and tariffs. We expect economic conditions will continue to be highly volatile and uncertain, put pressure on prices and supply, and could affect demand for our products. We have continued to see changes in the purchasing patterns of our consumers, including a shift in many markets to purchasing our products online, and have and may continue to see changes in retailer purchasing patterns due to these consumer patterns and the volatile economic environment.

The volatile environment has impacted the supply of labor and raw materials and exacerbated rising input costs. We have and may continue to experience shortages, delays and backorders for certain ingredients and products, difficulty scheduling shipping for our products, as well as price increases from many of our suppliers for both shipping and product costs. We and our manufacturers are currently having, and have had in the past, difficulty meeting demand, which is and has caused shortages of some of our products, particularly eye care products. These shortages have negatively impacted our results of operations, and we expect further shortages will continue to have a negative impact on our sales. If conditions cause further disruption in the global supply chain, the availability of labor and materials or otherwise further increase costs, it may materially affect our operations and those of third parties on which we rely, including causing material disruptions in the supply and distribution of our products. The extent to which these conditions impact our results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including global supply chain constraints, inflation, tariffs, global conflicts and trade actions/disputes. These effects could have a material adverse impact on our business, liquidity, capital resources and results of operations and those of the third parties on which we rely.

Basis of Presentation
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on March 31st of each year.  References in these Consolidated Financial Statements or notes to a year (e.g., “2026”) mean our fiscal year ended on March 31st of that year.

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

Cash and Cash Equivalents
We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  At March 31, 2026, approximately 18% of our cash is held by a bank in Australia and approximately 4% is held by a bank in Singapore. Substantially all of our remaining cash is held by a large U.S. domestic bank.  We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. Substantially all of the Company's cash balances at March 31, 2026 are uninsured.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined by using the first-in, first-out method.  We reduce inventories for the diminution in value resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value.  Factors utilized in the determination of estimated net realizable value include (i) product expiration dates, (ii) current sales data and historical return rates, (iii) estimates of future demand, (iv) competitive pricing pressures, (v) new product introductions and (vi) component and packaging obsolescence.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated using the straight-line method based on the following estimated useful lives:

Years
Building	5 to 40
Machinery	1 to 15
Computer equipment and software	1 to 6
Furniture and fixtures	6 to 10
Leasehold improvements	*
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

We sell consumer products under a variety of brands through a broad distribution platform that includes mass merchandisers, drug/drug wholesale, food, dollar, convenience and club stores and e-commerce channels, all of which sell our products to consumers.

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

We record an estimate of future product returns, chargebacks and logistics deductions concurrent with recording sales, which is made using the most likely amount method, which incorporates (i) historical return rates, (ii) current economic trends, (iii) changes in customer demand, (iv) product acceptance, (v) seasonality of our product offerings and (vi) the impact of changes in product formulation, packaging and advertising.

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

Cost of Sales
Cost of sales includes costs related to the manufacturing of our products, including raw materials, direct labor and indirect plant costs (including depreciation), warehousing costs, inbound and outbound shipping costs and handling and storage costs.  Warehousing, shipping and handling and storage costs were $68.3 million for 2026, $62.3 million for 2025 and $68.3 million for 2024.

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

Pension Expense
Certain employees of our Lynchburg manufacturing facility are covered by an unfunded non-qualified pension plan.

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

	Year Ended March 31,
(In thousands, except per share data)	2026	2025	2024
Numerator
Net income	$190,301	$214,605	$209,339

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	48,456	49,697	49,757
Dilutive effect of unvested restricted stock units and options issued to employees and directors	264	383	421
Denominator for diluted earnings per share	48,720	50,080	50,178

Earnings per Common Share:
Basic net earnings per share	$3.93	$4.32	$4.21

Diluted net earnings per share	$3.91	$4.29	$4.17

For 2026, 2025 and 2024 there were 0.2 million, 0.1 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Leases
We lease real estate and equipment for use in our operations. These leases have lease terms of 1 to 10 years, some of which include options to terminate or extend leases for up to 1 to 8 years or on a month-to-month basis. The exercise of lease renewal options is at our sole discretion and our lease right-of-use ("ROU") assets and liabilities reflect only the options we are reasonably certain that we will exercise.

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

For the measurement and classification of our lease agreements, we group lease and non-lease components into a single lease component for all underlying asset classes. We have also elected to exclude any leases within our existing classes of assets with a term of 12 months or less.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require disclosure, on an annual basis, of income taxes paid, disaggregated by federal, state and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than 5% of total income taxes paid. In addition, the amendments in this update also require that income before income taxes be disaggregated between domestic and foreign and income tax expense be disaggregated by federal, state and foreign. This ASU is effective for annual periods beginning after December 15, 2024. We adopted this standard prospectively for our fiscal year ended March 31, 2026. The adoption of this ASU is reflected in our income tax disclosures in Note 15.

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

2.    Acquisition

Pillar5

On December 18, 2025, we completed the acquisition of Pillar5, which was funded through a combination of cash on hand and our existing asset-based revolving credit facility.

Based in Arnprior Ontario, Canada, Pillar5 is a leading sterile ophthalmic manufacturer and was one of our Clear Eyes suppliers.

This acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared a preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes our preliminary allocation of the fair value of assets acquired and liabilities assumed as of December 18, 2025.  During the three months ended March 31, 2026, we recorded measurement period adjustments to the provisional fair values of certain assets acquired and liabilities assumed in connection with the Pillar5 acquisition. These adjustments were based on new information obtained about facts and circumstances that existed as of the acquisition date. The net impact of these changes was recorded as an adjustment to goodwill. This allocation continues to be provisional and reflects the information available to management as of the reporting date. The final allocation may differ materially from the amounts presented below as we complete our valuation procedures, primarily related to finalizing our assessment of identifiable assets.

(In thousands)
December 18, 2025
Cash acquired	$688
Accounts receivable	2,256
Inventories	8,434
Prepaid expenses and other current assets	1,179
Property, plant and equipment, net	46,132
Operating lease right-of-use assets	4,448
Goodwill	52,772
Other long-term assets	5,231
Total assets acquired	121,140

Accounts payable	4,047
Operating lease liabilities, current portion	534
Other accrued liabilities	3,254
Long-term operating lease liabilities, net of current portion	3,410
Total liabilities assumed	11,245
Net assets acquired	$109,895

We recorded goodwill of $52.8 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. Goodwill is not deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

3.    Accounts Receivable

Accounts receivable consist of the following:

	March 31,
(In thousands)	2026	2025
Components of Accounts Receivable
Trade accounts receivable	$208,569	$202,043
Short-term loan receivable, including interest	—	7,796
Other receivables	1,538	768
	210,107	210,607
Less allowances for discounts, returns and uncollectible accounts	(18,187)	(16,314)
Accounts receivable, net	$191,920	$194,293

In 2026, we wrote off the supplier loan included in short-term loan receivable.

4.    Inventories

Inventories consist of the following:

	March 31,
(In thousands)	2026	2025
Components of Inventories
Packaging and raw materials	$22,853	$26,562
Work in process	2,079	2,880
Finished goods	134,200	118,267
Inventories	$159,132	$147,709

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $6.6 million and $4.0 million at March 31, 2026 and 2025, respectively, related to obsolete and slow-moving inventory.

5.     Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	March 31,
(In thousands)	2026	2025
Components of Property, Plant and Equipment
Land	$2,136	$550
Building	48,859	31,353
Machinery	83,751	74,621
Computer equipment	33,279	31,958
Furniture and fixtures	3,485	3,341
Leasehold improvements	10,806	10,610
Construction in progress	28,241	3,350
	210,557	155,783
Accumulated depreciation	(88,868)	(81,235)
Property, plant and equipment, net	$121,689	$74,548

We recorded depreciation expense of $10.1 million, $9.7 million and $8.2 million for 2026, 2025 and 2024, respectively.

6.     Goodwill

The following table summarizes the changes in the carrying value of goodwill by operating segment for each of 2024, 2025 and 2026:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance – March 31, 2024
Goodwill	$711,452	$30,384	$741,836
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2024	$498,936	$28,797	$527,733

Adjustment related to acquisition (a)	—	309	309
Effects of foreign currency exchange rates	—	(617)	(617)

Balance – March 31, 2025
Goodwill	711,452	30,076	741,528
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2025	$498,936	$28,489	$527,425

Additions (b)	52,772	—	52,772
Effects of foreign currency exchange rates	(721)	1,633	912

Balance – March 31, 2026
Goodwill	763,503	31,709	795,212
Accumulated impairment losses	(212,516)	(1,587)	(214,103)
Balance - March 31, 2026	$550,987	$30,122	$581,109
(a) On January 8, 2024, our Australian subsidiary acquired one of its suppliers. In connection with this acquisition, we preliminarily allocated $0.6 million to goodwill in fiscal 2024 and made an adjustment of $0.3 million to the preliminary amount in fiscal 2025.
(b) As discussed in Note 2, on December 18, 2025, we acquired Pillar5, one of our Clear Eyes suppliers. In connection with this acquisition, we preliminarily allocated $52.8 million to goodwill.
At February 29, 2024, February 28, 2025, and February 28, 2026, in conjunction with the annual tests for goodwill impairment, which coincided with our annual strategic planning process, the estimated fair value exceeded the carrying value for all reporting units and accordingly, no impairment charge was taken in either period.

We identify our reporting units in accordance with the FASB ASC Subtopic 280. The carrying value and fair value for intangible assets and goodwill for a reporting unit are calculated based on key assumptions and valuation methodologies. The discounted cash flow methodology is a widely accepted valuation technique utilized by market participants in the transaction evaluation process and has been applied consistently.  We also considered our market capitalization at February 28, 2026, February 28, 2025 and February 29, 2024, as compared to the aggregate fair values of our reporting units, to assess the reasonableness of our estimates pursuant to the discounted cash flow methodology.  The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record additional impairment charges in the future.

Our analysis at February 28, 2026 determined that all reporting units had a fair value that exceeded their carrying value by at least 10%. We performed a sensitivity analysis on our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital would not have resulted in any of our reporting units' fair value being less than their carrying value. Additionally, a 50-basis point decrease in the terminal growth rate used for each reporting unit would not have resulted in any of our reporting units' fair value being less than their carrying value.

7.    Intangible Assets

A reconciliation of the activity affecting intangible assets, net for each of 2026 and 2025 is as follows:

	Year Ended March 31, 2026
(In thousands)	Indefinite- Lived Tradenames	Finite-Lived Tradenames and Customer Relationships	Totals
Gross Carrying Amounts
Balance – March 31, 2025	$2,136,986	$434,500	$2,571,486
Additions (a)	—	13,865	13,865
Effects of foreign currency exchange rates	6,689	1,765	8,454
Balance – March 31, 2026	$2,143,675	$450,130	$2,593,805

Accumulated Amortization
Balance – March 31, 2025	$—	$276,136	$276,136
Additions	—	17,919	17,919
Effects of foreign currency exchange rates	—	145	145
Balance – March 31, 2026	$—	$294,200	$294,200

Intangible assets, net – March 31, 2026	$2,143,675	$155,930	$2,299,605

Intangible Assets, net by Reportable Segment:
North American OTC Healthcare	$2,068,752	$138,903	$2,207,655
International OTC Healthcare	74,923	17,027	91,950
Intangible assets, net – March 31, 2026	$2,143,675	$155,930	$2,299,605
(a)On October 31, 2025, we completed the acquisition of Feminax. In connection with this asset acquisition, we allocated the entire purchase price of $13.9 million to intangible assets.

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

At February 28, 2026, in conjunction with the annual test for impairment of intangible assets, the estimated fair value exceeded the carrying value for all intangible assets and accordingly, no impairment charge was taken.

Our analysis as of February 28, 2026 confirmed that all indefinite-lived intangible assets had a fair value exceeding their carrying value by at least 10%, with the exception of Monistat within our North American Women's Health reporting unit. We performed a sensitivity analysis of our weighted average cost of capital, and we determined that a 50-basis point increase in the weighted average cost of capital used to value all of our indefinite-lived intangible assets would have resulted in an impairment charge of $16.6 million. Additionally, a 50-basis point decrease in the terminal growth rate used for each of our indefinite-lived intangible assets would have not have resulted in any of our indefinite-lived intangible assets' fair value being less than their carrying value.

The weighted average remaining life for finite-lived intangible assets at March 31, 2026 was approximately 9.0 years, and the amortization expense for the year ended March 31, 2026 was $17.9 million. At March 31, 2026, finite-lived intangible assets are expected to be amortized over their estimated useful lives, which range from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and periods thereafter is as follows (in thousands):

(In thousands)
Year Ending March 31,	Amount
2027	$16,481
2028	14,157
2029	14,144
2030	14,005
2031	13,975
Thereafter	83,168
$155,930

8.     Leases

The components of lease expense for the years ended March 31, 2026 and 2025 are as follows:

	March 31,
(In thousands)	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$3,279	$2,230
Interest on lease liabilities	1,375	375
Operating lease cost	7,923	7,332
Short-term lease cost	140	139
Variable lease cost	19,387	55,399
Total net lease cost	$32,104	$65,475

As of March 31, 2026, the maturities of lease liabilities are as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Financing Leases	Total
2027	$8,340	$3,875	$12,215
2028	7,957	3,875	11,832
2029	6,687	3,869	10,556
2030	6,025	3,366	9,391
2031	1,123	2,664	3,787
Thereafter	1,619	7,993	9,612
Total undiscounted lease payments	31,751	25,642	57,393
Less amount of lease payments representing interest	(3,886)	(5,018)	(8,904)
Total present value of lease payments	$27,865	$20,624	$48,489

The weighted average remaining lease term and weighted average discount rate are as follows:

March 31, 2026
Weighted average remaining lease term (years)
Operating leases	4.28
Financing leases	7.18
Weighted average discount rate
Operating leases	6.42%
Financing leases	6.31%

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
9.     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,
(In thousands)	2026	2025
Accrued marketing costs	$31,631	$26,324
Accrued compensation costs	12,127	14,205
Accrued broker commissions	1,476	1,462
Income taxes payable	733	830
Accrued professional fees	8,290	8,026
Accrued production costs	6,018	6,416
Line of credit	2,986	—
Other accrued liabilities	9,728	6,195
	$72,989	$63,458

10.     Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	March 31, 2026	March 31, 2025
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
Long-term debt	1,000,000	1,000,000
Less: unamortized debt costs	(6,047)	(7,643)
Long-term debt, net	$993,953	$992,357

At March 31, 2026, we had no balance outstanding on the 2012 ABL Revolver and a borrowing capacity of $182.9 million.
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

2019 Senior Notes:
On December 2, 2019, the Borrower issued $400.0 million aggregate principal amount of 5.125% senior notes due January 15, 2028 (the "2019 Senior Notes"), pursuant to an indenture dated December 2, 2019, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2019 Senior Notes, together with cash on hand, to redeem all $400.0 million of our then-outstanding senior notes issued on December 17, 2013 that were due in 2021, and to pay related fees and expenses.

2021 Senior Notes:
On March 1, 2021, the Borrower issued $600.0 million aggregate principal amount of 3.750% senior notes due April 1, 2031 (the "2021 Senior Notes"), pursuant to an indenture dated March 1, 2021, among the Borrower, the guarantors party thereto (including the Company) and U.S. Bank National Association, as trustee. We used the net proceeds from the 2021 Senior Notes to redeem all $600.0 million of our then-outstanding 2016 senior notes issued on February 19, 2016 and March 21, 2018, which were due in 2024, and to pay related fees and expenses.
Interest, Redemptions and Restrictions:
During fiscal 2025, we repaid the balance of our 2012 Term Loan and terminated all related commitments. For the year ended March 31, 2025, during the period it was outstanding, the average interest rate on the 2012 Term Loan was 7.1%. For the year ended March 31, 2026, the average interest rate on amounts borrowed under the 2012 ABL Revolver was 3.9%. There were no borrowings under the 2012 ABL Revolver at any time during 2025.

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

The credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain provisions that restrict us from undertaking specified corporate actions, such as asset dispositions, acquisitions, dividend payments, repurchases of common shares outstanding, changes of control, incurrences of indebtedness, issuance of equity, creation of liens, making of loans and transactions with affiliates. Additionally, the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes contain cross-default provisions, whereby a default pursuant to the terms and conditions of certain indebtedness will cause a default on the remaining indebtedness under the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. At March 31, 2026, we were in compliance with the covenants under our long-term indebtedness.

As of March 31, 2026, aggregate future principal payments required in accordance with the terms of the indentures governing the 2021 Senior Notes and the 2019 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2027	$—
2028	400,000
2029	—
2030	—
2031	—
Thereafter	600,000
$1,000,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes and the 2019 Senior Notes are measured in Level 2 of the above hierarchy (see summary below detailing the carrying amounts and estimated fair values of these instruments at March 31, 2026 and 2025).

	March 31, 2026		March 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$400,000	$399,000	$400,000	$392,000
2021 Senior Notes	600,000	550,500	600,000	537,750

At March 31, 2026 and 2025, we did not have any assets or liabilities measured in Level 1 or 3. During 2026, 2025 and 2024, there were no transfers of assets or liabilities between Levels 1, 2 and 3.

12.     Stockholders' Equity

The Company is authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared or paid on the Company's common stock through March 31, 2026.

During the years ended March 31, 2026 and 2025, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Year Ended March 31,
	2026		2025
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	52,425		83,124
Average price per share	$82.45		$70.16
Total amount repurchased	$4.3	million	$5.8	million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	2,338,547		737,672
Average price per share	$66.83		$69.83
Total amount repurchased	$156.3	million	$51.5	million
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

The following table provides information regarding our stock-based compensation:

	March 31,
(In thousands)	2026	2025	2024
Pre-tax share-based compensation costs charged against income	$10,835	$11,157	$14,010
Income tax benefit recognized on compensation costs	$1,212	$1,267	$1,190
Total fair value of options and RSUs vested during the period	$10,744	$12,185	$12,213
Cash received from the exercise of stock options	$4,285	$14,802	$18,089
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$1,074	$2,273	$2,161

At March 31, 2026, there were $2.4 million of unrecognized compensation costs related to unvested stock options under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 1.6 years. At March 31, 2026, there were $11.7 million of unrecognized compensation costs related to unvested RSUs and performance-based stock units ("PSUs") under the 2020 Plan, excluding an estimate for forfeitures that may occur. We expect to recognize such costs over a weighted average period of 1.8 years.

At March 31, 2026, there were 1.4 million shares available for issuance under the 2020 Plan.

Restricted Stock Units

RSUs granted to employees under the 2005 Plan and the 2020 Plan generally vest in three years, primarily upon the attainment of certain time vesting thresholds, and, in the case of PSUs, are also contingent on the attainment of certain performance goals of the Company, including revenue and earnings before interest, income taxes, depreciation and amortization targets.  The RSUs provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan and the 2020 Plan.  The RSUs granted to employees generally vest either ratably over three years or in their entirety on the three-year anniversary of the date of the grant. Upon vesting, the units will be settled in shares of our common stock. Termination of employment prior to vesting will result in forfeiture of the RSUs, unless otherwise accelerated by the Compensation Committee or, in the case of RSUs granted in May 2017 and later, subject to pro-rata vesting in the event of death, disability or retirement. The RSUs granted to directors prior to fiscal 2020 vest immediately upon grant and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's disability or (iii) the six-month anniversary of the date on which the director's Board membership ceases for reasons other than death or disability. The RSUs granted to directors in fiscal 2020 through fiscal 2022 vest immediately upon grant and will be settled by delivery to the director of one share of our common stock for each vested RSU promptly following the earliest of (i) the director's death, (ii) the director's separation from service or (iii) a change in control of the Company. The RSUs granted to directors in fiscal 2023 through fiscal 2026 fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant.

A summary of the Company’s RSUs granted under the 2005 Plan and 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at March 31, 2023	409.0	$47.17

Granted	157.1	62.06
Incremental performance shares	41.4	—
Vested	(205.0)	43.17
Forfeited	(10.6)	52.68
Unvested at March 31, 2024	391.9	54.43
Vested at March 31, 2024	110.2	38.77

Granted	166.8	70.31
Incremental performance shares	41.1	—
Vested	(192.7)	47.60
Forfeited	(4.9)	59.31
Unvested at March 31, 2025	402.2	63.20
Vested at March 31, 2025	97.6	39.90

Granted	138.1	80.66
Vested	(133.4)	57.76
Forfeited	(27.8)	65.00
Unvested at March 31, 2026	379.1	71.34
Vested at March 31, 2026	110.2	43.14

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

	Year Ended March 31,
	2026	2025	2024
Expected volatility	28.4% - 30.1%	30.4% - 30.8%	30.2% to 31.6%
Expected dividends	—	—	—
Expected term in years	6.0 to 7.0	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.0% to 4.1%	4.5%	3.6% to 4.1%
Weighted average grant date fair value of options granted	$30.52	$27.97	$23.79

A summary of option activity under the 2005 Plan and 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2023	1,081.0	$43.96

Granted	131.1	61.81
Exercised	(440.3)	41.08
Forfeited	(41.0)	54.15
Expired	(2.8)	54.47
Outstanding at March 31, 2024	728.0	48.30

Granted	109.7	69.94
Exercised	(303.4)	48.77
Forfeited	(15.6)	60.87
Outstanding at March 31, 2025	518.7	52.22

Granted	111.6	82.30
Exercised	(80.3)	53.36
Forfeited	(46.0)	76.62
Expired	(3.7)	65.56
Outstanding at March 31, 2026	500.3	56.40	6.0	$4,342
Exercisable at March 31, 2026	335.8	47.44	4.8	$4,342

The aggregate intrinsic value of options exercised during 2026, 2025 and 2024 was $2.1 million, $9.3 million and $10.0 million, respectively.

14.     Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive income (loss) (“AOCI”), which affects equity and results from recognized transactions and other economic events, other than transactions with owners in their capacity as owners.

AOCI consisted of the following at March 31, 2026 and 2025:

	March 31,
(In thousands)	2026	2025
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(28,916)	$(38,303)
Unrecognized net gain on pension plans, net of tax of $(163) and $(192), respectively	548	644
Accumulated other comprehensive loss, net of tax	$(28,368)	$(37,659)

15.    Income Taxes

Recent U.S. tax legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We evaluated the provisions of the OBBBA effective during fiscal year ended March 31, 2026 and determined that there was no material impact on our estimated annual effective tax rate.

Income before income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2026	2025	2024
United States	$237,057	$249,803	$239,405
Foreign	20,439	34,386	36,620
Total income before income taxes	$257,496	$284,189	$276,025

The provision for income taxes consists of the following:

	Year Ended March 31,
(In thousands)	2026	2025	2024
Current
Federal	$31,573	$34,156	$28,302
State	4,455	5,914	3,662
Foreign	8,614	11,092	11,652
Deferred
Federal	17,297	12,237	20,582
State	8,004	5,210	3,034
Foreign	(2,748)	975	(546)
Total provision for income taxes	$67,195	$69,584	$66,686

The principal components of our deferred tax balances are as follows:

	March 31,
(In thousands)	2026	2025
Deferred Tax Assets
Allowance for credit losses and sales returns	$3,404	$2,920
Inventory capitalization	1,941	2,069
Inventory reserves	2,432	1,221
Net operating loss carryforwards	9,225	—
State income taxes	11,759	9,631
Accrued liabilities	3,810	1,275
Accrued compensation	3,067	3,653
Stock compensation	3,746	3,506
Research and development	1,692	6,231
Lease liability	11,732	12,086
Unrealized foreign exchange loss	401	245
Other	8,705	11,268
Total deferred tax assets	$61,914	$54,105

Deferred Tax Liabilities
Property, plant and equipment	$(11,692)	$(9,081)
Intangible assets	(476,973)	(451,368)
Right-of-use asset	(12,009)	(12,413)
Total deferred tax liabilities	$(500,674)	$(472,862)

Net deferred tax liability	$(438,760)	$(418,757)

The total net deferred tax liability shown above is net of $8.7 million and $0.8 million of deferred tax assets which are included in Other long-term assets on the Consolidated Balance Sheets as of March 31, 2026 and 2025, respectively.

We had no valuation allowance as of March 31, 2026 and March 31, 2025.

For the year ended March 31, 2026, we adopted ASU 2023-09 on a prospective basis. Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	Year Ended March 31,
	2026
(In thousands)		%
Income tax provision at statutory rate	$54,074	21.0%
State income taxes (net of Federal income tax benefit) (a)	11,526	4.5%
Foreign tax effects:
Australia:
Statutory tax rate difference between Australia and the U.S.	2,457	1.0%
Other foreign jurisdictions	(964)	(0.5)%
Effect of cross-border tax laws:
Global intangible low taxed income	211	0.1%
Foreign derived intangible income	(1,032)	(0.4)%
Subpart F	130	0.1%
Tax credits:
Research and Development	(736)	(0.3)%
Nontaxable or nondeductible items:
Compensation limitations	1,229	0.5%
Stock compensation	(149)	(0.1)%
Changes in unrecognized tax liabilities	241	0.1%
Other	208	0.1%
Total provision for income taxes	$67,195	26.1%
(a) During the year ended March 31, 2026, the state of California comprised more than 50% of the tax effect in this category.

Differences between the provision for income taxes at the U.S. federal statutory income tax rates and the provision prior to the adoption of ASU 2023-09 are as follows:

	Year Ended March 31,
	2025		2024
(In thousands)		%		%
Income tax provision at statutory rate	$59,680	21.0	$57,965	21.0
Foreign tax provision	4,691	1.7	3,164	1.1
State income taxes provision, net of federal income tax benefit	10,187	3.6	6,004	2.2
Research and development	(600)	(0.2)	(700)	(0.3)
Compensation limitations	1,312	0.5	1,910	0.7
Foreign tax credit	(622)	(0.2)	(889)	(0.3)
Uncertain tax positions	(3,694)	(1.3)	390	0.1
Other	(1,370)	(0.6)	(1,158)	(0.3)
Total provision for income taxes	$69,584	24.5	$66,686	24.2

The components of Income taxes paid, net of refunds received, consists of the following:

(In thousands)	Year Ended March 31, 2026
Federal	$28,100
State	6,143
Foreign:
Australia	10,512
Other foreign	1,189
Income taxes paid, net of refunds	$45,944

Uncertain tax liability activity is as follows:

	2026	2025	2024
(In thousands)
Balance – beginning of year	$1,066	$3,325	$3,295
Reductions based on lapse of statute of limitations	(228)	(2,649)	(417)
Payments and other movements	428	390	447
Balance – end of year	$1,266	$1,066	$3,325

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. We did not incur any material interest or penalties related to income taxes in 2026, 2025 or 2024. We are subject to taxation in the United States and various state and foreign jurisdictions, and we are generally open to examination from the year ended March 31, 2022 forward. We are currently under audit with the California state taxing authority for the years ended March 31, 2023 and 2024.

We have made the assessment that the undistributed after-tax earnings from our foreign subsidiaries through March 31, 2026 were not indefinitely reinvested and can be remitted to the U.S. parent in a tax-neutral transaction under either the subsidiary countries' relevant income tax treaties or their internal tax law. Accordingly, we have not recorded a deferred tax liability related to these undistributed earnings.

16.     Employee Retirement Plans

We have a defined contribution plan in which all U.S. full-time employees are eligible to participate. The participants may contribute from 1% to 70% of their compensation, as defined in the plan. We match 100% of the first 3%, plus 50% of the next 3%, of each participant's base compensation with full vesting immediately. We may also make additional contributions to the plan as determined by the Board of Directors. The total expense for the defined contribution plan was $2.1 million, $2.0 million and $2.0 million for 2026, 2025 and 2024, respectively.

In connection with the acquisition of Pillar5 in December 2025, certain eligible employees in Canada participate in a defined contribution pension plan. The Company’s obligation under this plan is limited to specified employer contributions in accordance with the plan’s terms.

Certain employees of our Lynchburg manufacturing facility are covered by an unfunded non-qualified plan.

Benefit Obligations and Plan Assets
The following table summarizes the changes in the U.S. pension plan obligations and includes a statement of the plan's funded status as of March 31, 2026 and 2025:

	March 31,
(In thousands)	2026	2025
Change in benefit obligation:
Projected benefit obligation at beginning of period	$3,232	$3,381
Interest cost	141	155
Actuarial gain	89	66
Benefits paid	(370)	(370)
Projected benefit obligations at end of year	$3,092	$3,232

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	370	370
Benefits paid	(370)	(370)
Settlements paid with termination of qualified plan	—	—
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(3,092)	$(3,232)

Amounts recognized in the balance sheet at the end of the period consist of the following:

	March 31,
(In thousands)	2026	2025

Current liability	$361	$362
Long-term liability	2,731	2,870
Total liabilities	$3,092	$3,232

The primary components of Net Periodic Benefit Cost consist of the following:

	Year Ended March 31,
(In thousands)	2026	2025	2024
Interest cost	$141	$155	$152
Net periodic benefit cost	$141	$155	$152

The following table provides information regarding the accumulated benefit obligation of our pension plan:

	March 31,
(In thousands)	2026	2025
Accumulated benefit obligation	$3,092	$3,232

Projected benefit obligations	$3,092	$3,232

The following table includes amounts that are expected to be contributed to the unfunded plan by the Company. It reflects benefit payments that are made directly from the Company's assets. The amounts in the table are actuarially determined and reflect the Company's best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits
Employer contributions:
2027 (expectation) to participant benefits	$361

Expected benefit payments year ending March 31,
2027	$361
2028	347
2029	332
2030	316
2031	301
2032-2035	1,260

Since our plan is unfunded, there were no plan assets as of March 31, 2025 or 2026.

The following tables show the unrecognized actuarial gain included in accumulated other comprehensive income (loss) at March 31, 2026, 2025 and 2024:

(In thousands)
Balances in accumulated other comprehensive loss as of March 31, 2024:
Unrecognized actuarial (gain)	$(942)

Balances in accumulated other comprehensive loss as of March 31, 2025:
Unrecognized actuarial (gain)	$(836)

Balances in accumulated other comprehensive loss as of March 31, 2026:
Unrecognized actuarial (gain)	$(711)

There was no unrecognized prior service credit for any of the periods presented.

Assumptions used in determining the actuarial present value of the net periodic benefit cost (income) for the fiscal years ended March 31, 2026, 2025 and 2024 were as follows:

	March 31,
	2026	2025	2024
Key assumptions:
Discount rate	5.02%	4.97%	4.88%

Assumptions used in determining the actuarial present value of the benefit obligation as of March 31, 2026 and 2025 were as follows:

	March 31,
	2026	2025
Key assumptions:
Discount rate	5.02%	4.97%

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

Purchase Commitments
We have supply agreements for the manufacture of some of our products. The following table shows the minimum amounts that we are committed to pay under these agreements:

(In thousands)
Year Ending March 31,	Amount
2027	$6,135
2028	5,640
2029	3,164
2030	102
2031	—
Thereafter	—
$15,041

18.     Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare.  We sell our products to mass merchandisers, drug/drug wholesale, food, dollar, convenience and club stores and e-commerce channels.  During 2026, 2025 and 2024, approximately 38%, 37% and 38%, respectively, of our gross revenues were derived from our five top selling brands.  Two customers, Walmart and Amazon, accounted for more than 10% of our gross revenues during 2026. During 2026, 2025 and 2024, Walmart accounted for approximately 20%, 19% and 20%, respectively, of our gross revenues. During 2026, 2025 and 2024, Amazon accounted for approximately 15%, 14%, and 11% respectively, of our gross revenues. At March 31, 2026, approximately 18% of our accounts receivable were owed by Walmart and Amazon.

Our product distribution in the United States is managed by a third-party through one primary distribution center in Clayton, Indiana. We also operate three manufacturing facilities in the United States, Canada and Australia which manufacture products representing 21% of our gross revenues. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2026, we had relationships with 95 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 60% of gross sales for 2026, compared to 16 manufacturers with long-term contracts that accounted for approximately 58% of gross sales in 2025.  One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for more than 10% of our gross revenues during 2026, 2025 and 2024. This manufacturer accounted for approximately 21% of our gross revenues in each of 2026 and 2025 and 20% of our gross revenues in 2024, while we accounted for a significant portion of their gross revenues over that time period. No other single third-party supplier produces products that account for 10% or more of our gross revenues.  The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

19.     Business Segments

Segment information has been prepared in accordance with the Segment Reporting topic of FASB ASC 280. Our reportable segments consist of (i) North American OTC Healthcare and (ii) International OTC Healthcare. The primary measure used by our chief operating decision maker ("CODM") to evaluate the performance of our operating segments and allocate resources to these segments is contribution margin, which we define as gross profit less advertising and marketing expenses. Information regarding total assets by operating segment is not provided to our CODM. Our CODM is our President and Chief Executive Officer.

The tables below summarize information about our operating and reportable segments.

	Year Ended March 31, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$913,576	$175,129	$1,088,705
Cost of sales	412,699	80,428	493,127
Gross profit	500,877	94,701	595,578
Advertising and marketing	120,847	27,935	148,782
Contribution margin	$380,030	$66,766	446,796
Other operating expenses			137,387
Operating income			$309,409
*Intersegment revenues of $3.8 million were eliminated from the North American OTC Healthcare segment.

	Year Ended March 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$960,010	$177,752	$1,137,762
Cost of sales	428,871	74,428	503,299
Gross profit	531,139	103,324	634,463
Advertising and marketing	129,431	26,292	155,723
Contribution margin	$401,708	$77,032	478,740
Other operating expenses**			141,965
Operating income			$336,775
* Intersegment revenues of $3.9 million were eliminated from the North American OTC Healthcare segment.
**Other operating expenses for the year ended March 31, 2025 includes a tradename impairment charge of $12.5 million

	Year Ended March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$958,260	$167,097	$1,125,357
Cost of sales	429,361	71,548	500,909
Gross profit	528,899	95,549	624,448
Advertising and marketing	131,494	21,821	153,315
Contribution margin	$397,405	$73,728	471,133
Other operating expenses			128,704
Operating loss			$342,429
*Intersegment revenues of $3.7 million were eliminated from the North American OTC Healthcare segment.

The tables below summarize information about our segment revenues from similar product groups.

	Year Ended March 31, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$108,300	$5,636	$113,936
Cough & Cold	76,878	25,031	101,909
Women's Health	205,053	22,712	227,765
Gastrointestinal	179,300	80,488	259,788
Eye & Ear Care	126,132	16,807	142,939
Dermatologicals	116,618	9,313	125,931
Oral Care	86,958	14,093	101,051
Other OTC	14,337	1,049	15,386
Total segment revenues	$913,576	$175,129	$1,088,705

	Year Ended March 31, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$112,173	$5,524	$117,697
Cough & Cold	82,533	23,681	106,214
Women's Health	216,335	20,496	236,831
Gastrointestinal	174,891	81,052	255,943
Eye & Ear Care	158,858	24,464	183,322
Dermatologicals	120,770	8,177	128,947
Oral Care	81,868	13,162	95,030
Other OTC	12,582	1,196	13,778
Total segment revenues	$960,010	$177,752	$1,137,762

	Year Ended March 31, 2024
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Analgesics	$111,996	$5,455	$117,451
Cough & Cold	93,575	25,445	119,020
Women's Health	217,103	23,318	240,421
Gastrointestinal	160,889	70,721	231,610
Eye & Ear Care	156,553	22,870	179,423
Dermatologicals	123,288	5,814	129,102
Oral Care	83,212	13,093	96,305
Other OTC	11,644	381	12,025
Total segment revenues	$958,260	$167,097	$1,125,357

Our total segment revenues by geographic area are as follows:

	Year Ended March 31,
	2026	2025	2024
United States	$850,414	$897,540	$886,470
Rest of world	238,291	240,222	238,887
Total	$1,088,705	$1,137,762	$1,125,357

Our consolidated goodwill and intangible assets have been allocated to the reportable segments as follows:

March 31, 2026 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$550,987	$30,122	$581,109

Intangible assets
Indefinite-lived	2,068,752	74,923	2,143,675
Finite-lived	138,903	17,027	155,930
Intangible assets, net	2,207,655	91,950	2,299,605
Total	$2,758,642	$122,072	$2,880,714

March 31, 2025 (In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Goodwill	$498,936	$28,489	$527,425

Intangible assets
Indefinite-lived	2,068,752	68,234	2,136,986
Finite-lived	141,234	17,130	158,364
Intangible assets, net	2,209,986	85,364	2,295,350
Total	$2,708,922	$113,853	$2,822,775

Our goodwill and intangible assets by geographic area are as follows:

	Year Ended March 31,
	2026	2025
United States	$2,706,591	$2,708,922
Rest of world	174,123	113,853
Total	$2,880,714	$2,822,775

20.    Subsequent Event

Share Based Compensation
On May 4, 2026, the Compensation Committee granted 101,022 PSUs, 94,112 time-based RSUs and stock options to acquire 179,093 shares of our common stock to certain executive officers and employees under the 2020 Plan. PSUs are earned based on achievement of the performance objectives set by the Compensation Committee and, if earned, vest in their entirety on the three-year anniversary of the date of grant. Time-based RSUs vest either 33.3% per year over three years or in their entirety on the three-year or four-year anniversary of the date of grant. Upon vesting, both PSUs and RSUs will be settled in shares of our common stock. Executives of the Company may elect to defer settlement of a self-defined percentage of vested shares to a specified date or six months after the executive is separated from service to the Company or on a change in control of the Company. The stock options will vest 33.3% per year over three years and are exercisable for up to ten years from the date of grant. These stock options were granted at an exercise price of $55.31 per share, which is equal to the closing price for our common stock on the date of the grant. Except in cases of death, disability or retirement, termination of employment prior to vesting will result in forfeiture of the unvested PSUs, RSUs and the stock options. Vested stock options will remain exercisable by the employee after termination, subject to the terms of the 2020 Plan.

Acquisition of LaCorium Health
We have entered into a definitive agreement to acquire LaCorium Health ("LaCorium") for approximately $150.0 million. The transaction, subject to customary conditions, is expected to close in the second quarter of fiscal 2027. Founded in Australia and introduced in 1998, LaCorium is a leader in Australian therapeutic skin care designed to treat individual skin ailments. Products are sold under the Dermal Therapy®, Flexitol®, and Crampeze® brands in need-state categories such as lip care (cold sores), skin care (eczema & acne), foot care (heel balm, antifungal), hair & scalp (eczema), and more. Globally, products are sold in approximately 20 countries across North America, Asia, and the Middle East, under the Flexitol® and Crampeze® brand names.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Amounts Charged to Expense (Income)	Deductions	Other	Balance at End of Year
Year Ended March 31, 2026
Reserves for sales returns and allowance	$10,835	$73,132	$(73,768)	$—	$10,199
Reserve for cash discounts	3,133	20,392	(20,439)	—	3,086
Allowance for credit losses	2,346	2,710	(154)	—	4,902

Year Ended March 31, 2025
Reserves for sales returns and allowance	11,162	69,972	(70,299)	—	10,835
Reserve for cash discounts	2,869	21,804	(21,540)	—	3,133
Allowance for credit losses	2,346	9	(9)	—	2,346

Year Ended March 31, 2024
Reserves for sales returns and allowance	15,382	58,094	(62,314)	—	11,162
Reserve for cash discounts	3,025	21,173	(21,329)	—	2,869
Allowance for credit losses	1,798	703	(155)	—	2,346

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a–15(e) of the Exchange Act, as of March 31, 2026.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management on our internal control over financial reporting as of March 31, 2026 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, Item 8. “Financial Statements and Supplementary Data" beginning on page 46 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have excluded Pillar5 from our assessment of internal controls over financial reporting as of March 31, 2026, because (i) Pillar5 was acquired by us during the third quarter of 2026 and (ii) Pillar5 is a wholly-owned subsidiary whose total assets and total revenue represent approximately 2.0% and 0.2%, respectively, of the related consolidated financial statement amounts as of the year ended March 31, 2026. We are currently in the process of evaluating Pillar5's historical internal control over financial reporting structure with ours. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be disclosed by this Item will be contained in the Company’s 2026 Proxy Statement under the headings “Election of Directors,” “Executive Compensation and Other Matters,” “Delinquent Section 16(a) Reports” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be disclosed by this Item will be contained in the Company’s 2026 Proxy Statement under the headings “Executive Compensation and Other Matters”, “Governance of the Company”, "Compensation Discussion and Analysis", "Compensation and Talent Management Committee Report" and "Compensation and Talent Management Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be disclosed by this Item will be contained in the Company’s 2026 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be disclosed by this Item will be contained in the Company’s 2026 Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Election of Directors” and “Governance of the Company”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be disclosed by this Item will be contained in the Company’s 2026 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm”, which information is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The financial statements and financial statement schedules listed below are set forth under Part II, Item 8 (pages 46 through 84) of this Annual Report on Form 10-K, which are incorporated herein to this Item as if copied verbatim.

Prestige Consumer Healthcare Inc.
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, Auditor Firm ID 238
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended March 31, 2026
Consolidated Balance Sheets at March 31, 2026 and 2025
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended March 31, 2026
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2026
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the years ended March 31, 2026, 2025 and 2024

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
2.1
Asset Purchase Agreement, dated May 27, 2021, by and between Medtech Products Inc. and Akorn Operating Company (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021).+ †

2.2
Share Purchase Agreement, dated August 4, 2025, between Anjac SAS, MedTech Pharma Holding Limited and MEDTECH Products Inc. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025). +†

2.3	Asset Purchase Agreement, dated March 19, 2026, by and between Prestige Brands, Inc. and Foundation Consumer Brands, LLC. *†
3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).+
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
10.26
GEODIS Master Logistics Services Amendment 1 to Statement of Work No. 1, dated August 10, 2021, by and between Prestige Brands Inc. and GEODIS Logistics LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024). +†

10.27
GEODIS Master Logistics Services Amendment 2 to Statement of Work No. 1, dated September 27, 2021, by and between Prestige Brands Inc. and GEODIS Logistics LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024). +†

10.28
GEODIS Master Logistics Services Amendment 3 to Statement of Work No. 1, effective as of October 1,
2024, by and between Prestige Brands Inc. and GEODIS Logistics LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024). +†

10.29
Third Amendment to Lease, dated October 16, 2025, by and between GHP 660 LLC and Prestige Brands, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 5, 2026). +

19.1
Prestige Consumer Healthcare Inc. Procedures and Guidelines Governing Insider Trading and Tipping, dated October 30, 2023 (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on May 15, 2024). +

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

Prestige Consumer Healthcare Inc.

By:	/s/ Christine Sacco
Name:	Christine Sacco
Title:	Chief Financial Officer & Chief Operating Officer
Date:	May 14, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD M. LOMBARDI	Director, President and Chief Executive Officer	May 14, 2026
Ronald M. Lombardi	(Principal Executive Officer)

/s/ CHRISTINE SACCO	Chief Financial Officer & Chief Operating Officer	May 14, 2026
Christine Sacco	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. BYOM	Director	May 14, 2026
John E. Byom

/s/ CELESTE A. CLARK	Director	May 14, 2026
Celeste A. Clark

/s/ JAMES C. D' ARECCA	Director	May 14, 2026
James C. D’Arecca

/s/ SHEILA A. HOPKINS	Director	May 14, 2026
Sheila A. Hopkins

/s/ JOHN F. KELLY	Director	May 14, 2026
John F. Kelly

/s/ DAWN M. ZIER	Director	May 14, 2026
Dawn M. Zier