Form 10-Q
period 2026-06-30
Prestige Consumer Healthcare Inc.
filed 2026-08-06
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Yes ☐ No ☒
As of July 31, 2026, there were 47,374,522 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADENAMES
Trademarks and tradenames used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and tradenames when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2026	2025
Revenues
Net sales	$260,335	$249,278
Other revenues	5,375	252
Total revenues	265,710	249,530

Cost of Sales
Cost of sales excluding depreciation	126,466	106,715
Cost of sales depreciation	3,056	2,484
Cost of sales	129,522	109,199
Gross profit	136,188	140,331

Operating Expenses
Advertising and marketing	34,668	34,937
General and administrative	43,303	28,456
Depreciation and amortization	5,697	5,182
Total operating expenses	83,668	68,575
Operating income	52,520	71,756

Other expense
Interest expense, net	13,945	10,203
Other expense (income), net	34	(224)
Total other expense, net	13,979	9,979
Income before income taxes	38,541	61,777
Provision for income taxes	9,364	14,311
Net income	$29,177	$47,466

Earnings per share:
Basic	$0.61	$0.96
Diluted	$0.61	$0.95

Weighted average shares outstanding:
Basic	47,462	49,475
Diluted	47,604	49,833

Comprehensive income, net of tax:
Currency translation adjustments	(1,310)	5,404
Total other comprehensive (loss) income	(1,310)	5,404
Comprehensive income	$27,867	$52,870
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2026	March 31, 2026

Assets
Current assets
Cash and cash equivalents	$89,127	$63,868
Accounts receivable, net of allowance of $19,916 and $18,187, respectively	187,355	191,920
Inventories	190,215	159,132
Prepaid expenses and other current assets	30,117	16,564
Total current assets	496,814	431,484

Property, plant and equipment, net	117,178	121,689
Operating lease right-of-use assets	26,040	27,780
Finance lease right-of-use assets, net	20,956	21,776
Goodwill	650,795	581,109
Intangible assets, net	3,243,358	2,299,605
Other long-term assets	13,432	10,870
Total Assets	$4,568,573	$3,494,313

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$10,450	$—
Accounts payable	36,849	22,791
Accrued interest payable	18,015	15,578
Operating lease liabilities, current portion	7,010	6,910
Finance lease liabilities, current portion	2,699	2,656
Other accrued liabilities	78,783	72,989
Total current liabilities	153,806	120,924

Long-term debt, net	2,007,235	993,953
Deferred income tax liabilities	448,824	447,417
Long-term operating lease liabilities, net of current portion	19,129	20,955
Long-term finance lease liabilities, net of current portion	17,276	17,968
Other long-term liabilities	5,587	5,580
Total Liabilities	2,651,857	1,606,797

Commitments and Contingencies — Note 15

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 56,312 shares at June 30, 2026 and 56,211 shares at March 31, 2026	563	562
Additional paid-in capital	612,513	608,520
Treasury stock, at cost - 8,940 shares at June 30, 2026 and 8,892 shares at March 31, 2026	(441,962)	(439,301)
Accumulated other comprehensive loss, net of tax	(29,678)	(28,368)
Retained earnings	1,775,280	1,746,103
Total Stockholders' Equity	1,916,716	1,887,516
Total Liabilities and Stockholders' Equity	$4,568,573	$3,494,313
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2026	56,211	$562	$608,520	8,892	$(439,301)	$(28,368)	$1,746,103	$1,887,516
Stock-based compensation	—	—	3,994	—	—	—	—	3,994
Issuance of shares related to restricted stock	101	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	48	(2,661)	—	—	(2,661)
Net income	—	—	—	—	—	—	29,177	29,177
Comprehensive (loss)	—	—	—	—	—	(1,310)	—	(1,310)
Balances at June 30, 2026	56,312	$563	$612,513	8,940	$(441,962)	$(29,678)	$1,775,280	$1,916,716

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2025	56,010	$560	$593,402	6,501	$(277,208)	$(37,659)	$1,555,802	$1,834,897
Stock-based compensation	—	—	3,682	—	—	—	—	3,682
Exercise of stock options	53	—	3,155	—	—	—	—	3,155
Issuance of shares related to restricted stock	108	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	459	(39,122)	—	—	(39,122)
Net income	—	—	—	—	—	—	47,466	47,466
Comprehensive income	—	—	—	—	—	5,404	—	5,404
Balances at June 30, 2025	56,171	$561	$600,238	6,960	$(316,330)	$(32,255)	$1,603,268	$1,855,482
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2026	2025
Operating Activities
Net income	$29,177	$47,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,753	7,666
Loss on disposal of property and equipment	191	—
Deferred and other income taxes	193	5,827
Amortization of debt origination costs	465	442
Amortization of acquired inventory step-up	2,840	—
Stock-based compensation costs	3,994	3,682
Non-cash operating lease cost	2,090	1,947
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,450	27,343
Inventories	(2,828)	(4,441)
Prepaid expenses and other current assets	1,557	(10,946)
Accounts payable	13,403	2,756
Accrued liabilities	9,831	(813)
Operating lease liabilities	(2,095)	(1,916)
Other	(233)	—
Net cash provided by operating activities	70,788	79,013

Investing Activities
Purchases of property, plant and equipment	(3,703)	(838)
Acquisitions, net of cash acquired	(1,045,000)	—
Deposits for business acquisitions and other	(15,034)	(1,100)
Net cash (used in) investing activities	(1,063,737)	(1,938)

Financing Activities
Proceeds from issuance of Term Loan	1,045,000	—
Net increase in line of credit	653	—
Payments of debt issuance costs	(22,476)	—
Payments of finance leases	(576)	(608)
Proceeds from exercise of stock options	—	3,155
Fair value of shares surrendered as payment of tax withholding	(2,661)	(4,054)
Repurchase of common stock	—	(34,775)
Other	(1,486)	—
Net cash provided by (used in) financing activities	1,018,454	(36,282)

Effects of exchange rate changes on cash and cash equivalents	(246)	825
Increase in cash and cash equivalents	25,259	41,618
Cash and cash equivalents - beginning of period	63,868	97,884
Cash and cash equivalents - end of period	$89,127	$139,502

Interest paid	$11,379	$11,501
Income taxes paid	$1,988	$3,253

See accompanying notes.

Prestige Consumer Healthcare Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Business and Basis of Presentation

Nature of Business
Prestige Consumer Healthcare Inc. (referred to herein as the “Company” or “we,” which reference shall, unless the context requires otherwise, be deemed to refer to Prestige Consumer Healthcare Inc. and all of its direct and indirect 100% owned subsidiaries on a consolidated basis) is engaged in the development, manufacturing, marketing, sales and distribution of over-the-counter (“OTC”) health and personal care products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels in North America (the United States and Canada) and in Australia and certain other international markets.  Prestige Consumer Healthcare Inc. is a holding company with no operations and is also the parent guarantor of the senior credit facility and the senior notes described in Note 8., Long-Term Debt, to these Condensed Consolidated Financial Statements.

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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2027) mean our fiscal year ending or ended on March 31st of that year. Operating results for the three months ended June 30, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2027.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require disclosure, on an annual basis, of income taxes paid, disaggregated by federal, state and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than 5% of total income taxes paid. In addition, the amendments in this update also require that income before income taxes be disaggregated between domestic and foreign and income tax expense be disaggregated by federal, state and foreign. This ASU is effective for annual periods beginning after December 15, 2024. We adopted this standard prospectively for our fiscal year ended March 31, 2026. The adoption of this ASU is reflected in our income tax disclosures in Note 14., Income Taxes.

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

2.     Acquisitions

The OTC Wellness Business
On June 12, 2026, we completed the acquisition of Breathe Right and certain other brands (the "OTC Wellness Business") for a purchase price of $1,045.0 million in cash, which was funded through a new term loan credit agreement (see Note 8., Long-Term Debt). The acquisition aligns with our long-term strategy of expanding our portfolio of leading over-the-counter healthcare brands and enhances our position in the wellness and sleep categories. Control of the OTC Wellness Business was obtained through the acquisition of the assets and contractual rights associated with the acquired brands pursuant to the purchase agreement effective June 12, 2026. The transaction provides us with the ability to direct the use of and obtain substantially all of the economic benefits from the acquired business.

This acquisition was accounted for in accordance with the Business Combinations topic of the FASB Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. In addition to the acquired inventory, tradenames and customer relationships, we acquired certain contractual rights and arrangements necessary to continue the marketing, sale and distribution of products, including contract manufacturing agreements that facilitate their continued production.

We prepared a preliminary analysis of the fair values of the assets acquired as of the acquisition date. The following table summarizes our preliminary allocation of the fair value of assets acquired as of June 12, 2026. Based on our analysis of the acquired assets, contractual agreements and transition services associated with the transaction, no liabilities were identified for recognition as part of this acquisition. This allocation is provisional and reflects the information available to management as of the reporting date. The final allocation may differ materially from the amounts presented below as management continues to evaluate the fair values of acquired inventories and identifiable intangible assets, as well as certain contractual and other acquisition-related matters.

(In thousands)	June 12, 2026
Inventories	$31,126
Goodwill	65,504
Intangible assets	948,370
Total assets acquired	$1,045,000

The preliminary fair values of acquired tradenames and customer relationships were valued using income-based valuation methods. Acquired tradenames were valued using the excess earnings method, while customer relationships were valued using a distributor method. Significant assumptions utilized in these valuations include projected revenues, profitability, customer attrition rates, discount rates, long-term growth expectations and estimated useful lives. The valuation of acquired assets and the related assumptions remain subject to refinement as additional information becomes available during the measurement period.

Based on this preliminary analysis, we allocated $691.4 million to indefinite-lived intangible assets and $257.0 million to amortizable intangible assets. The amortizable intangible assets consist of finite-lived tradenames of approximately $183.8 million, which are being amortized over an estimated weighted average useful life of 19.1 years and customer relationships of approximately $73.2 million, which are being amortized over an estimated weighted average useful life of 18.2 years. The amortizable intangible assets are being amortized on a straight-line basis and have an estimated weighted-average useful life of 18.8 years.

We recorded goodwill of $65.5 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The goodwill is a result of expected synergies from integrating the OTC Wellness Business operations into the Company's. Goodwill is deductible for income tax purposes.

The operating results of the OTC Wellness Business have been included in our Consolidated Financial Statements beginning June 12, 2026. Revenues of the acquired OTC Wellness Business since the date of the acquisition through June 30, 2026 were $5.9 million. The OTC Wellness Business had a net loss since the date of the acquisition through June 30, 2026 of $1.2 million, which includes the effects of purchase accounting adjustments, including the amortization of acquired intangible assets and the recognition of the fair value step-up of acquired inventory. These results do not include acquisition-related costs incurred by the Company in connection with the transaction, which totaled $10.6 million and were recognized in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The results are included in the Company's North American OTC Healthcare segment.

The following table provides our unaudited pro forma revenues and net income had the results of the OTC Wellness Business's operations been included in our operations commencing on April 1, 2025, based on available information relating to the OTC Wellness Business's operations. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized had the OTC Wellness Business acquisition and related financing transactions occurred at the beginning of the periods presented, nor is it indicative of future results. The pro forma results do not reflect any anticipated operating synergies, cost savings or other integration benefits that may result from the acquisition.

The financial information for the periods presented includes pro forma adjustments for incremental amortization associated with acquired intangible assets, incremental interest expense associated with acquisition financing, acquisition-related transaction costs and the impact of inventory fair value adjustments. Material nonrecurring adjustments included in the pro forma information consisted of approximately $14.2 million of inventory fair value step-up recognized in cost of sales and $10.6 million of acquisition-related transaction costs, each as if incurred on April 1, 2025.

(In thousands)	Three Months Ended June 30,
	2026	2025

Revenues	$297,485	$289,775
Net income	36,351	27,838

Pillar5
On December 18, 2025, we completed the acquisition of Pillar5 Pharma, Inc. ("Pillar5"), which was funded through a combination of cash on hand and our existing asset-based revolving credit facility.

Based in Arnprior Ontario, Canada, Pillar5 is a leading sterile ophthalmic manufacturer and one of our Clear Eyes suppliers.

This acquisition was accounted for in accordance with the Business Combinations topic of the FASB ASC 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared a preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes our preliminary allocation of the fair value of assets acquired and liabilities assumed as of December 18, 2025.  During the three months ended March 31, 2026 and June 30, 2026, we recorded measurement period adjustments to the provisional fair values of certain assets acquired and liabilities assumed in connection with the Pillar5 acquisition. These adjustments were based on new information obtained about facts and circumstances that existed as of the acquisition date. The net impact of these changes was recorded as an adjustment to goodwill. This allocation continues to be provisional and reflects the information available to management as of the reporting date. The final allocation may differ materially from the amounts presented below as we complete our valuation procedures, primarily related to finalizing our assessment of identifiable assets.

(In thousands)	December 18, 2025
Cash	$688
Accounts receivable	2,256
Inventories	8,434
Prepaid expenses and other current assets	550
Property, plant and equipment	39,716
Operating lease right-of-use assets	4,448
Goodwill	58,118
Other long-term assets	6,930
Total assets acquired	121,140

Accounts payable	4,047
Operating lease liabilities, current portion	534
Other accrued liabilities	3,254
Long-term operating lease liabilities, net of current portion	3,410
Total liabilities assumed	11,245
Total purchase price	$109,895

We recorded goodwill of $58.1 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The goodwill is a result of acquiring and retaining workforces and expected synergies from integrating Pillar5's operations into the Company's. Goodwill is not deductible for income tax purposes.

The pro-forma effect of this acquisition on revenues and earnings was not material.

3.     Inventories

Inventories consist of the following:

(In thousands)	June 30, 2026	March 31, 2026
Components of Inventories
Packaging and raw materials	$24,272	$22,853
Work in process	7,508	2,079
Finished goods	158,435	134,200
Inventories	$190,215	$159,132

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $11.5 million at June 30, 2026 and $6.6 million at March 31, 2026 related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2026
Goodwill	$763,503	$31,709	$795,212
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2026	550,987	30,122	581,109
Additions (a)	65,504	—	65,504
Adjustment related to acquisition (b)	5,346	—	5,346
Effects of foreign currency exchange rates	(1,227)	63	(1,164)
Balance - June 30, 2026
Goodwill	833,126	31,772	864,898
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - June 30, 2026	$620,610	$30,185	$650,795
(a) As discussed in Note 2., Acquisitions, on June 12, 2026, we acquired the OTC Wellness Business, and, in connection with this acquisition, we preliminarily allocated $65.5 million to goodwill, reflecting the amount by which the purchase price exceeded the preliminary estimate of the fair value of the net assets acquired.
(b) As discussed in Note 2., Acquisitions, on December 18, 2025, we acquired Pillar5, one of our Clear Eyes suppliers. This amount reflects measurement period adjustments to the provisional fair values of certain assets acquired during the period.

At February 28, 2026, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and, accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of June 30, 2026, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2026	$2,143,675	$450,130	$2,593,805
Additions (a)	691,400	256,970	948,370
Effects of foreign currency exchange rates	249	74	323
Balance — June 30, 2026	$2,835,324	$707,174	$3,542,498

Accumulated Amortization
Balance — March 31, 2026	$—	$294,200	$294,200
Additions	—	4,926	4,926
Effects of foreign currency exchange rates	—	14	14
Balance — June 30, 2026	$—	$299,140	$299,140

Intangible assets, net - June 30, 2026	$2,835,324	$408,034	$3,243,358
(a) On June 12, 2026, we completed the acquisition of the OTC Wellness Business. In connection with this acquisition, we allocated $948.4 million to intangible assets. See Note 2., Acquisitions.

Amortization expense was $4.9 million for the three months ended June 30, 2026, and $4.5 million for the three months ended June 30, 2025.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows:

(In thousands)
Year Ending March 31,	Amount
2027 (remaining nine months ended March 31, 2027)	$22,596
2028	27,958
2029	27,945
2030	27,806
2031	27,776
Thereafter	273,953
$408,034

At February 28, 2026, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all intangible assets, and accordingly, no impairment charge was taken. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of June 30, 2026, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$820	$820
Interest on lease liabilities	320	360
Operating lease cost	2,078	1,938
Short term lease cost	62	34
Variable lease cost	4,599	4,826
Total net lease cost	$7,879	$7,978

As of June 30, 2026, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2027 (remaining nine months ending March 31, 2027)	$6,243	$2,907	$9,150
2028	7,945	3,875	11,820
2029	6,674	3,869	10,543
2030	6,011	3,366	9,377
2031	1,109	2,664	3,773
Thereafter	1,607	7,993	9,600
Total undiscounted lease payments	29,589	24,674	54,263
Less amount of lease payments representing interest	(3,450)	(4,699)	(8,149)
Total present value of lease payments	$26,139	$19,975	$46,114

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2026
Weighted average remaining lease term (years)
Operating leases	4.07
Finance leases	6.96
Weighted average discount rate
Operating leases	6.43%
Finance leases	6.31%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	June 30, 2026	March 31, 2026
Accrued marketing costs	$37,765	$31,631
Accrued compensation costs	7,598	12,127
Accrued broker commissions	1,479	1,476
Income taxes payable	7,569	733
Accrued professional fees	8,111	8,290
Accrued production costs	4,755	6,018
Line of credit	3,639	2,986
Other accrued liabilities	7,867	9,728
	$78,783	$72,989

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	June 30, 2026	March 31, 2026
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes mature on January 15, 2028.	400,000	400,000
Term loans bearing interest, at the Borrower's option, at a rate per annum equal to (i) Term SOFR plus 2.00%, or (ii) an alternate base rate based on the highest of Citibank, N.A.'s prime rate, the overnight Federal Funds Rate plus 0.50% and Term SOFR plus 1.00%. Each of Term SOFR and the alternate base rate are subject to a floor of 0.00% and 1.00%, respectively, due on June 12, 2033.	1,045,000	—
Total long-term debt (including current portion)	2,045,000	1,000,000
Less: unamortized debt costs	(27,315)	(6,047)
Less: current maturities	(10,450)	—
Long-term debt, net	$2,007,235	$993,953

On June 12, 2026, in conjunction with the acquisition of the OTC Wellness Business, we entered into a Term Loan Credit Agreement (the "Term Loan Credit Agreement") providing for a $1,045.0 million term loan with a seven-year maturity and paid $21.6 million in debt issuance costs. The Term Loan Agreement requires us to make quarterly amortization payments of 0.25% of the aggregate principal amount. The Term Loan Agreement also permits a second draw of up to $95.0 million that could be used for the acquisition of LaCorium Health Australia Pty Limited, Stantail Trading Pty Limited, Stantail International Pty Limited, Brands Worldwide Holdings I.P. Pty Limited, and Laderma Holdings Pty Limited, each an Australian company (collectively, “LaCorium Health”), which we announced on May 13, 2026. Subsequent to June 30, 2026, we borrowed the additional $95.0 million to fund the acquisition of LaCorium Health (see Note 18., Subsequent Events).

Also on June 12, 2026, we entered into Amendment No. 10 (the "ABL Amendment") to our credit agreement governing the asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver"). The ABL Amendment provides for (i) an increase in the aggregate revolving commitment of the 2012 ABL Revolver from $200.0 million to $225.0 million and (ii) an extended maturity date of the 2012 ABL Revolver to June 12, 2031 (see Note 18., Subsequent Events).

At June 30, 2026, we had no balance outstanding on our 2012 ABL Revolver, and we had a borrowing capacity of $193.5 million.

As of June 30, 2026, aggregate future principal payments required in accordance with the terms of the Term Loan Agreement, the 2012 ABL Revolver, and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes"), the senior unsecured notes due 2028 (the "2019 Senior Notes") are as follows:

(In thousands)
Year Ending March 31,	Amount
2027 (remaining nine months ending March 31, 2027)	$7,838
2028	410,450
2029	10,450
2030	10,450
2031	10,450
Thereafter	1,595,362
$2,045,000
Subsequent to June 30, 2026, we issued $400.0 million aggregate principal amount of 6.25% senior notes due in 2034 (the "2026 Senior Notes") and used the net proceeds from the offering, together with cash on hand, to redeem all $400.0 million of the outstanding 5.125% 2019 Senior Notes, and to pay related expenses (see Note 18., Subsequent Events).

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2021 Senior Notes, the 2019 Senior Notes, the Term Loan Credit Agreement and the 2012 ABL Revolver are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at June 30, 2026 and March 31, 2026.

	June 30, 2026		March 31, 2026
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$400,000	$399,500	$400,000	$399,000
2021 Senior Notes	600,000	551,250	600,000	550,500
Term Loan Credit Agreement	1,045,000	1,046,306	—	—

At June 30, 2026 and March 31, 2026, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through June 30, 2026.

On May 6, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of the Company's issued and outstanding common stock. Under the authorization, the Company may purchase common stock utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. At June 30, 2026, there was $92.2 million remaining to be purchased under the repurchase program.

During the three months ended June 30, 2026 and 2025, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended June 30,
	2026		2025
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	48,202		48,680
Average price per share	$55.22		$83.27
Total amount repurchased	$2.7	million	$4.1	million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—		410,446
Average price per share	$—		$84.73
Total amount repurchased	$—		$34.8	million

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at June 30, 2026 and March 31, 2026:

(In thousands)	June 30, 2026	March 31, 2026
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(30,226)	$(28,916)
Unrecognized net gain on pension plans, net of tax of $(163) and $(163), respectively	548	548
Accumulated other comprehensive loss, net of tax	$(29,678)	$(28,368)

As of June 30, 2026 and March 31, 2026, no amounts were reclassified from accumulated other comprehensive loss into earnings.

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2026	2025
Numerator
Net income	$29,177	$47,466

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	47,462	49,475
Dilutive effect of unvested restricted stock units and options issued to employees and directors	142	358
Denominator for diluted earnings per share	47,604	49,833

Earnings per Common Share:
Basic earnings per share	$0.61	$0.96

Diluted earnings per share	$0.61	$0.95

For the three months ended June 30, 2026 and 2025, there were 0.8 million and 0.1 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

At June 30, 2026, there were 1.0 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended June 30,
(In thousands)	2026	2025
Pre-tax stock-based compensation costs charged against income	$3,994	$3,682
Income tax benefit recognized on compensation costs	$507	$465
Total fair value of options and RSUs vested during the period	$8,966	$9,036
Cash received from the exercise of stock options	$—	$3,155
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$350	$780

At June 30, 2026, there were $4.8 million of unrecognized compensation costs related to unvested stock options under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.4 years. At June 30, 2026, there were $19.6 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.3 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Three Months Ended June 30, 2025
Unvested at March 31, 2025	402.2	$63.20
Granted	114.9	82.98
Vested	(109.2)	56.85
Forfeited	(21.2)	61.03
Unvested at June 30, 2025	386.7	70.99
Vested at June 30, 2025	98.6	40.22

Three Months Ended June 30, 2026
Unvested at March 31, 2026	379.1	$71.34
Granted	195.1	55.31
Vested	(104.3)	64.54
Forfeited	(24.2)	62.31
Unvested at June 30, 2026	445.7	66.40
Vested at June 30, 2026	113.0	44.02
Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Three Months Ended June 30,
	2026	2025
Expected volatility	25.8% to 28.1%	28.5% to 30.1%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.3%	4.1%
Weighted average grant date fair value of options granted	$18.97	$31.22

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended June 30, 2025
Outstanding at March 31, 2025	518.7	$52.22
Granted	104.7	82.98
Exercised	(52.7)	59.84
Forfeited	(5.1)	74.48
Outstanding at June 30, 2025	565.6	57.00	6.9	$13,243
Vested at June 30, 2025	357.7	46.56	5.6	$11,910

Three Months Ended June 30, 2026
Outstanding at March 31, 2026	500.3	$56.40
Granted	187.6	55.28
Expired	(8.5)	54.72
Outstanding at June 30, 2026	679.4	56.11	6.8	$1,651
Vested at June 30, 2026	416.4	52.03	5.1	$1,651

The aggregate intrinsic value of options exercised during the three months ended June 30, 2026 was zero, as there were no stock option exercises during the quarter.

14.    Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We evaluated the provisions of the OBBBA and determined that there was no material impact on our estimated annual effective tax rate.

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 24.3% and 23.2% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to stock-based compensation and state tax changes.

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

16.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During each of the three months ended June 30, 2026 and 2025, approximately 39% and 40% of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 19% and 22%, respectively, of our gross revenues for the three months ended June 30, 2026 and 2025. Amazon accounted for approximately 16% and 12%, respectively, of our gross revenues for the three months ended June 30, 2026 and 2025.

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

At June 30, 2026, we had relationships with 90 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 60% of externally produced gross sales for the three months ended June 30, 2026. At June 30, 2025, we had relationships with 102 third-party manufacturers.  Of those, we had long-term contracts with 18 manufacturers that produced items that accounted for approximately 60% of externally produced gross sales for the three months ended June 30, 2025. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for approximately 22% of our gross revenues for the three months ended June 30, 2026 and 23% of gross revenues for the three months ended June 30, 2025, while we accounted for a significant portion of their gross revenues over both those time periods. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended June 30, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$226,206	$39,504	$265,710
Cost of sales	110,265	19,257	129,522
Gross profit	115,941	20,247	136,188
Advertising and marketing	28,930	5,738	34,668
Contribution margin	$87,011	$14,509	$101,520
Other operating expenses			49,000
Operating income			$52,520
* Intersegment revenues of $0.7 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended June 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$212,578	$36,952	$249,530
Cost of sales	92,178	17,021	109,199
Gross profit	120,400	19,931	140,331
Advertising and marketing	28,954	5,983	34,937
Contribution margin	$91,446	$13,948	$105,394
Other operating expenses			33,638
Operating income			$71,756
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

In connection with the acquisition of the OTC Wellness Business, the Company established a new product category, Wellness, Sleep & Other, and renamed certain existing product categories. As a result, certain brands were reclassified among product categories. Prior period amounts have been reclassified to conform to the current period presentation.

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended June 30, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Cough, Cold & Allergy	$15,628	$5,677	$21,305
Dermatologicals	30,615	2,580	33,195
Eye & Ear Care	28,339	4,639	32,978
Gastrointestinal	47,141	15,061	62,202
Oral Care	18,458	3,900	22,358
Pain Relief	26,225	577	26,802
Wellness, Sleep & Other	12,559	1,768	14,327
Women's Health	47,241	5,302	52,543
Total segment revenues	$226,206	$39,504	$265,710

	Three Months Ended June 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Cough, Cold & Allergy	$13,353	$5,654	$19,007
Dermatologicals	27,852	2,257	30,109
Eye & Ear Care	27,781	4,527	32,308
Gastrointestinal	43,696	14,088	57,784
Oral Care	18,154	3,548	21,702
Pain Relief	27,258	1,674	28,932
Wellness, Sleep & Other	4,726	382	5,108
Women's Health	49,758	4,822	54,580
Total segment revenues	$212,578	$36,952	$249,530

18.    Subsequent Events

Acquisition of LaCorium Health
On July 1, 2026, we completed the previously announced acquisition of LaCorium Health for approximately $150.0 million in cash. LaCorium Health is a leader in Australian therapeutic skin care products sold under the Dermal Therapy, Flexitol, and Crampeze brands. In conjunction with this acquisition, we borrowed an additional $95.0 million under our Term Loan Credit Agreement. We used the proceeds from this loan and cash on hand to finance this transaction. We are currently evaluating the fair values of assets acquired and liabilities assumed.

Senior Notes
On July 15, 2026, Prestige Brands, Inc. issued $400.0 million aggregate principal amount of 6.25% 2026 Senior Notes due in 2034 pursuant to an indenture, dated July 15, 2026 (the “Indenture”), among Prestige Brands, the guarantors party thereto (including the Company) and U.S. Bank Trust Company, National Association, as trustee. The Indenture provides, among other things, that interest will be payable on the 2026 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2027, until their maturity date of July 15, 2034. We used the net proceeds from the 2026 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 5.125% 2019 Senior Notes, and to pay related expenses.

Director Equity Grants
Pursuant to the 2020 Plan, each of the independent members of the Board of Directors received a grant of 2,981 RSUs on August 4, 2026. The RSUs fully vest one year after receipt of the award, subject to the continued service of the director on such vesting date, and will be settled by delivery to each director of one share of our common stock for each vested RSU either (a) at the election of the director prior to the grant date, immediately upon vesting, or (b) promptly following the earliest of (i) such director's death, (ii) such director's separation from service or (iii) a change in control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.  This discussion and analysis may contain forward-looking statements that involve certain risks, assumptions and uncertainties.  Future results could differ materially from the discussion that follows for many reasons, including the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and in future reports filed with the U.S. Securities and Exchange Commission ("SEC").

See also “Cautionary Statement Regarding Forward-Looking Statements” on page 29 of this Quarterly Report on Form 10-Q.
Unless otherwise indicated by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company” or “Prestige” refer to Prestige Consumer Healthcare Inc. and our subsidiaries. Similarly, references to a year (e.g., 2027) refer to our fiscal year ended March 31 of that year.

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

Acquisitions
Acquisition of the OTC Wellness Business
On June 12, 2026, we completed the acquisition of Breathe Right and certain other brands (the "OTC Wellness Business"), from Foundation Consumer Brands, LLC and certain of its affiliates for a purchase price of $1,045.0 million in cash (the "Breathe Right Acquisition"). In connection with this acquisition, we entered into a Term Loan Credit Agreement on June 12, 2026 (the "Term Loan Credit Agreement") providing for term loans in the amount of $1,045.0 million, the proceeds of which were used to, along with cash on hand, finance the Breathe Right Acquisition and fees and expenses incurred in connection with the closing of the Term Loan Credit Agreement and the Breathe Right Acquisition. As a result of this acquisition, we acquired certain assets primarily related to a portfolio of over-the-counter consumer health products.

The results of the OTC Wellness Business have been included in our consolidated financial statements from the acquisition date. Unaudited pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of fiscal 2026 is included in Note 2., Acquisitions.

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

The details of the OTC Wellness Business and Pillar5 acquisitions are included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 2., Acquisitions, of this Quarterly Report on Form 10-Q.

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

Manufacturing
Certain of our third-party manufacturers have experienced, and may continue to experience, difficulty meeting demand, which has contributed to shortages of certain products, particularly sterile eye care products, as a result of manufacturing improvement initiatives, heightened regulatory scrutiny and evolving regulatory expectations. Recently, all of our sterile eye care manufacturing sites, including those operated by certain third-party manufacturers, have undergone inspections by health authorities, and we and our third-party manufacturers are actively engaging with those authorities and implementing responsive actions intended to strengthen quality systems, improve production consistency and support more reliable supply over time. These activities may result in periods of manufacturing variability, reduced capacity, production delays or product shortages if related remediation, qualification, validation or regulatory readiness activities take longer than expected. These shortages have negatively impacted our results of operations, and further shortages may continue to have a negative impact on sales of our eye care products. We believe these ongoing investments and engagement with health authorities will better position us and our third-party manufacturers to improve supply reliability and support recovery in affected product categories over the long-term.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We evaluated the provisions of the OBBBA and determined that there was no material impact on our estimated annual effective tax rate.

Results of Operations

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

Total Segment Revenues

In connection with the acquisition of the OTC Wellness Business, the Company established a new product category, Wellness, Sleep & Other, and renamed certain existing product categories. As a result, certain brands were reclassified among product categories. Prior period amounts have been reclassified to conform to the current period presentation.

The following table represents total revenue by segment, including product groups, for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
					Increase (Decrease)
(In thousands)	2026	%	2025	%	Amount	%
North American OTC Healthcare
Cough, Cold & Allergy	$15,628	5.9	$13,353	5.4	$2,275	17.0
Dermatologicals	30,615	11.5	27,852	11.2	2,763	9.9
Eye & Ear Care	28,339	10.7	27,781	11.1	558	2.0
Gastrointestinal	47,141	17.7	43,696	17.5	3,445	7.9
Oral Care	18,458	6.9	18,154	7.3	304	1.7
Pain Relief	26,225	9.9	27,258	10.9	(1,033)	(3.8)
Wellness, Sleep & Other	12,559	4.7	4,726	1.9	7,833	165.7
Women's Health	47,241	17.8	49,758	19.9	(2,517)	(5.1)
Total North American OTC Healthcare	226,206	85.1	212,578	85.2	13,628	6.4

International OTC Healthcare
Cough, Cold & Allergy	$5,677	2.1	$5,654	2.3	$23	0.4
Dermatologicals	2,580	1.0	2,257	0.9	323	14.3
Eye & Ear Care	4,639	1.7	4,527	1.8	112	2.5
Gastrointestinal	15,061	5.7	14,088	5.7	973	6.9
Oral Care	3,900	1.5	3,548	1.4	352	9.9
Pain Relief	577	0.2	1,674	0.7	(1,097)	(65.5)
Wellness, Sleep & Other	1,768	0.7	382	0.2	1,386	362.8
Women's Health	5,302	2.0	4,822	1.9	480	10.0
Total International OTC Healthcare	39,504	14.9	36,952	14.8	2,552	6.9

Total Consolidated	$265,710	100.0	$249,530	100.0	$16,180	6.5

Total revenues for the three months ended June 30, 2026 were $265.7 million, an increase of $16.2 million, or 6.5%, versus the three months ended June 30, 2025.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $13.6 million, or 6.4%, during the three months ended June 30, 2026 versus the three months ended June 30, 2025. The $13.6 million increase was primarily attributable to an increase in sales in the Wellness, Sleep & Other, Gastrointestinal, Dermatological, and Cough, Cold & Allergy categories, partly offset by a decrease in the Women's Health category. The increase in the Wellness, Sleep & Other category was primarily attributable to the acquisition of the OTC Wellness Business, particularly the Breathe Right brand, as well as an increase in third party sales made by our manufacturing facilities.

International OTC Healthcare Segment

Revenues for the International OTC Healthcare segment increased $2.6 million, or 6.9%, during the three months ended June 30, 2026 versus the three months ended June 30, 2025. The $2.6 million increase was mainly attributable to an increase in sales in the Wellness, Sleep & Other, and Gastrointestinal categories, partly offset by a decrease in sales in the Pain Relief category.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Gross Profit	2026	%	2025	%	Amount	%
North American OTC Healthcare	$115,941	51.3	$120,400	56.6	$(4,459)	(3.7)
International OTC Healthcare	20,247	51.3	19,931	53.9	316	1.6
	$136,188	51.3	$140,331	56.2	$(4,143)	(3.0)

Gross profit for the three months ended June 30, 2026 decreased $4.1 million, or 3.0%, when compared with the three months ended June 30, 2025.  As a percentage of total revenues, gross profit decreased to 51.3% during the three months ended June 30, 2026 from 56.2% during the three months ended June 30, 2025, primarily due to costs associated with improving and optimizing the acquired Pillar5 facility for increases in long-term capacity, and amortization of inventory fair value step-up related to the acquisition of the OTC Wellness Business.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment decreased $4.5 million, or 3.7%, during the three months ended June 30, 2026 versus the three months ended June 30, 2025. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 51.3% during the three months ended June 30, 2026 from 56.6% during the three months ended June 30, 2025, primarily due to costs associated with improving and optimizing the acquired Pillar5 facility for increases in long-term capacity and amortization of inventory fair value step-up related to the acquisition of the OTC Wellness Business.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $0.3 million, or 1.6%, during the three months ended June 30, 2026 versus the three months ended June 30, 2025. As a percentage of International OTC Healthcare revenues, gross profit decreased to 51.3% during the three months ended June 30, 2026 from 53.9% during the three months ended June 30, 2025, primarily due to unfavorable mix.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended June 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2026	%	2025	%	Amount	%
North American OTC Healthcare	$87,011	38.5	$91,446	43.0	$(4,435)	(4.8)
International OTC Healthcare	14,509	36.7	13,948	37.7	561	4.0
	$101,520	38.2	$105,394	42.2	$(3,874)	(3.7)

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the three months ended June 30, 2026 decreased $4.4 million, or 4.8%, when compared with the three months ended June 30, 2025. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 38.5% during the three months ended June 30, 2026 from 43.0% during the three months ended June 30, 2025, primarily due to the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $0.6 million, or 4.0%, during the three months ended June 30, 2026 versus the three months ended June 30, 2025. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 36.7% during the three months ended June 30, 2026 from 37.7% during the three months ended June 30, 2025. The contribution margin decrease as a percentage of revenues during the three months ended June 30, 2026 was primarily due to the decrease in gross profit margin noted above.

General and Administrative
General and administrative expenses were $43.3 million for the three months ended June 30, 2026 and $28.5 million for the three months ended June 30, 2025. The $14.8 million increase in general and administrative expenses was primarily due to increases in acquisition-related costs.

Depreciation and Amortization
Depreciation and amortization expenses were $5.7 million for the three months ended June 30, 2026 and $5.2 million for the three months ended June 30, 2025. The increase in depreciation and amortization expenses was attributable to an increase in amortization expense due to the addition of certain brands in conjunction with the OTC Wellness Business acquisition.

Interest Expense, Net
Interest expense, net was $13.9 million during the three months ended June 30, 2026 versus $10.2 million during the three months ended June 30, 2025. The average indebtedness during the three months ended June 30, 2026 increased to $2.0 billion from $1.0 billion during the three months ended June 30, 2025. The increase in average indebtedness is due to the result of borrowings under the new Term Loan Credit Agreement used to fund our acquisition of the OTC Wellness Business. The average cost of borrowing increased to 5.1% for the three months ended June 30, 2026, compared to 4.5% for the three months ended June 30, 2025. The increase in the average costs of borrowing is primarily attributed to the amount outstanding under the new Term Loan Credit Agreement.

Income Taxes
The provision for income taxes during the three months ended June 30, 2026 was $9.4 million versus $14.3 million during the three months ended June 30, 2025.  The effective tax rate during the three months ended June 30, 2026 was 24.3% versus 23.2% during the three months ended June 30, 2025. The increase in the effective tax rate for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to stock-based compensation and state tax changes.

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

As of June 30, 2026, we had cash and cash equivalents of $89.1 million, an increase of $25.3 million from March 31, 2026. The following table summarizes the change:

	Three Months Ended June 30,
(In thousands)	2026	2025	$ Change
Cash provided by (used in):
Operating Activities	$70,788	$79,013	$(8,225)
Investing Activities	(1,063,737)	(1,938)	(1,061,799)
Financing Activities	1,018,454	(36,282)	1,054,736
Effects of exchange rate changes on cash and cash equivalents	(246)	825	(1,071)
Net change in cash and cash equivalents	$25,259	$41,618	$(16,359)

Operating Activities
Net cash provided by operating activities was $70.8 million for the three months ended June 30, 2026, compared to $79.0 million for the three months ended June 30, 2025. The $8.2 million decrease was primarily due to a decrease in net income before non-cash items, partly offset by favorable working capital.

Investing Activities
Net cash used in investing activities was $1,063.7 million for the three months ended June 30, 2026, compared to $1.9 million for the three months ended June 30, 2025. The $1,061.8 million increase in net cash used in investing activities was primarily due to acquisitions during the current quarter.

Financing Activities
Net cash provided by financing activities was $1,018.5 million for the three months ended June 30, 2026, compared to net cash used in financing activities of $36.3 million for the three months ended June 30, 2025. The $1,054.7 million increase in cash provided by financing activities was primarily due to the proceeds from the issuance of term loans of $1,045.0 million under the Term Loan Credit Agreement and a decrease in the repurchase of shares of our common stock in conjunction with our share repurchase program of $34.8 million, partly offset by the payment of debt issuance costs of $22.5 million.

Capital Resources

As of June 30, 2026, we had an aggregate of $2.0 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 5.125% 2019 senior unsecured notes, which mature on January 15, 2028 (the "2019 Senior Notes");

•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and

• $1,045.0 million of borrowings under our Term Loan Credit Agreement, due June 12, 2033; and

At June 30, 2026, we had no balance outstanding on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver"), and we had a borrowing capacity of $193.5 million.

On June 12, 2026, we entered into Amendment No. 10 (the "ABL Amendment") to our 2012 ABL Revolver. The ABL Amendment provides for (i) an increase in the aggregate revolving commitment of the 2012 ABL Revolver from $200.0 million to $225.0 million and (ii) an extended maturity date of the 2012 ABL Revolver to June 12, 2031.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2027 (remaining nine months ending March 31, 2027)	$7,838
2028	410,450
2029	10,450
2030	10,450
2031	10,450
Thereafter	1,595,362
$2,045,000
Subsequent to June 30, 2026, we issued $400.0 million aggregate principal amount of 6.25% senior notes due in 2034 (the "2026 Senior Notes") and used the net proceeds from the offering, together with cash on hand, to redeem all $400.0 million of the 2019 Senior Notes and to pay related expenses. See Note 18., Subsequent Events, to the Condensed Consolidated Financial Statements for additional information.

Covenants:
The Term Loan Credit Agreement, the credit agreement governing the 2012 ABL Revolver, and the indentures governing the 2021 Senior Notes and 2019 Senior Notes (and 2026 Senior Notes) contain customary provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.

In addition, the credit agreement governing the 2012 ABL Revolver includes a fixed charge coverage ratio that requires we maintain a ratio of no less than 1.0 to 1.0 (defined as, with certain adjustments, the ratio of our consolidated EBITDA minus capital expenditures to our trailing twelve month consolidated interest paid, taxes paid and other specified payments) when availability under the 2012 ABL Revolver remains below a certain level.

At June 30, 2026, we were in compliance with the applicable covenants under the Term Loan Credit Agreement, the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2019 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the applicable covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.  There were no material changes to our critical accounting policies during the three months ended June 30, 2026.

Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 1., Business and Basis of Presentation, of this Quarterly Report on Form 10-Q.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7a. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended March 31, 2026. Our exposures to market risk have not changed materially since March 31, 2026.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2026.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We are continuing to evaluate and integrate the internal control over financial reporting of Pillar5, which was acquired on December 18, 2025. Other than activities related to the integration of Pillar5, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2026, which could materially affect our business, financial condition or results of operations. The risk factors described in our Annual Report on Form 10-K have not materially changed in the period covered by this Quarterly Report on Form 10-Q, but such risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	—	$—	—	$92,208
May 1 to May 31, 2026	48,202	$55.22	—	$92,208
June to June 30, 2026	—	$—	—	$92,208
Total	48,202		—
(a) These repurchases were made pursuant to our 2005 Long-Term Equity Incentive Plan and our 2020 Long-Term Incentive Plan, which allow for the indirect purchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements. We did not make any repurchases during the quarter pursuant to our share repurchase program, which was announced in May 2024 and permits the repurchase of up to $300.0 million of our common stock.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company's securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or directors during the three months ended June 30, 2026:

Name and Position	Date of Signature	Effective Date	Action	Satisfies Affirmative Defense under Rule 10b5-1(c)	Expiration Date	Total Ordinary Shares to be Sold
Jeffrey Zerillo	June 11, 2026	October 1, 2026	Adoption	X	August 27, 2027	10,444
Senior Vice President Operations

Submission of Matters to a Vote of Security Holders.

The 2026 Annual Meeting of Stockholders of the Company was held on August 4, 2026. The stockholders of the Company voted upon three proposals at the Annual Meeting, with the following results:

Item 1 – Election of six directors nominated by the Board of Directors to serve until the 2027 Annual Meeting of Stockholders.

Director Nominee	For	Withheld	Broker Non-Votes
Ronald M. Lombardi	45,785,872	1,716,653	564,694
John E. Byom	43,227,907	2,274,618	564,694
Celeste A. Clark	43,610,994	1,891,531	564,694
James C. D'Arecca	45,123,407	379,118	564,694
John F. Kelly	43,800,823	1,701,702	564,694
Dawn M. Zier	43,959,205	1,543,320	564,694

Item 2 – Non-binding resolution to approve the compensation of our named executive officers as disclosed in our Proxy Statement.

For	Against	Abstentions	Broker Non-Votes
43,638,531	1,852,816	11,178	564,694

Item 3 – Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2027.

For	Against	Abstentions
44,469,523	1,590,954	6,742

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company's Form S-1/A filed with the SEC on February 8, 2005).*

3.1.1
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018).*

3.1.2
Amendment to Amended and Restated Certificate of Incorporation of Prestige Consumer Healthcare Inc. (filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024). *

3.2
Amended and Restated Bylaws of Prestige Consumer Healthcare Inc., as amended, effective October 29, 2018 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019).*

10.1
Term Loan Credit Agreement, dated June 12, 2026, by and among Prestige Brands, Inc., the Company, certain other subsidiaries of the Company as guarantors, Citibank, N.A. as administrative agent, the lenders party thereto and Citibank, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding Inc., Goldman Sachs Bank USA and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

10.2
Amendment No. 1, dated as of July 1, 2026, to the Term Loan Credit Agreement, dated as of June 12, 2026, by and among Prestige Brands, Inc., the Company, certain other subsidiaries of the Company as guarantors, Citibank, N.A. as administrative agent, the lenders party thereto and Citibank, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding Inc., Goldman Sachs Bank USA and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

10.3
Amendment No. 10, dated as of June 12, 2026, to the ABL Credit Agreement, originally dated as of January 31, 2012, among the Company, Prestige Brands, Inc., the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, L/C issue and swing line lender.

10.4
Sale and Purchase Deed, dated May 10, 2026, by and among PBH Australia Holding Company Pty Limited, Care Pharmaceuticals Pty Limited, Tailor Investments Pty Limited and Standive Pty Limited, Steven David Sher, Delon Badler and Clive Howard Sher. †

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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	August 6, 2026	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)