Form 10-Q
period 2026-09-30
Prestige Consumer Healthcare Inc.
filed 2026-11-05
CIK 1295947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Yes ☐ No ☒
As of October 30, 2026, there were 47,397,106 shares of common stock outstanding.

Prestige Consumer Healthcare Inc.
Form 10-Q

TRADEMARKS AND TRADENAMES
Trademarks and tradenames used in this Quarterly Report on Form 10-Q are the property of Prestige Consumer Healthcare Inc. or its subsidiaries, as the case may be.  We have italicized our trademarks and tradenames when they appear in this Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenues
Net sales	$332,898	$273,759	$593,233	$523,037
Other revenues	3,409	355	8,784	607
Total revenues	336,307	274,114	602,017	523,644

Cost of Sales
Cost of sales excluding depreciation	160,512	120,043	286,978	226,758
Cost of sales depreciation	3,257	2,492	6,313	4,976
Cost of sales	163,769	122,535	293,291	231,734
Gross profit	172,538	151,579	308,726	291,910

Operating Expenses
Advertising and marketing	52,226	38,701	86,894	73,638
General and administrative	30,893	28,037	74,196	56,493
Depreciation and amortization	8,707	5,171	14,404	10,353
Total operating expenses	91,826	71,909	175,494	140,484
Operating income	80,712	79,670	133,232	151,426

Other expense
Interest expense, net	30,026	10,036	43,971	20,239
Loss on extinguishment of debt	1,360	—	1,360	—
Other expense, net	1,876	501	1,910	277
Total other expense, net	33,262	10,537	47,241	20,516
Income before income taxes	47,450	69,133	85,991	130,910
Provision for income taxes	22,155	26,922	31,519	41,233
Net income	$25,295	$42,211	$54,472	$89,677

Earnings per share:
Basic	$0.53	$0.86	$1.15	$1.82
Diluted	$0.53	$0.86	$1.14	$1.81

Weighted average shares outstanding:
Basic	47,495	49,025	47,479	49,249
Diluted	47,593	49,264	47,599	49,547

Comprehensive income, net of tax:
Currency translation adjustments	1,352	655	42	6,059
Total other comprehensive income	1,352	655	42	6,059
Comprehensive income	$26,647	$42,866	$54,514	$95,736
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2026	March 31, 2026

Assets
Current assets
Cash and cash equivalents	$46,515	$63,868
Accounts receivable, net of allowance of $24,135 and $18,187, respectively	244,124	191,920
Inventories	179,203	159,132
Prepaid expenses and other current assets	22,286	16,564
Total current assets	492,128	431,484

Property, plant and equipment, net	116,868	121,689
Operating lease right-of-use assets	24,621	27,780
Finance lease right-of-use assets, net	20,136	21,776
Goodwill	705,264	581,109
Intangible assets, net	3,357,059	2,299,605
Other long-term assets	5,585	10,870
Total Assets	$4,721,661	$3,494,313

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$44,020	$22,791
Accrued interest payable	16,528	15,578
Operating lease liabilities, current portion	7,218	6,910
Finance lease liabilities, current portion	2,743	2,656
Other accrued liabilities	97,994	72,989
Total current liabilities	168,503	120,924

Long-term debt, net	2,079,324	993,953
Deferred income tax liabilities	489,533	447,417
Long-term operating lease liabilities, net of current portion	17,509	20,955
Long-term finance lease liabilities, net of current portion	16,576	17,968
Other long-term liabilities	5,551	5,580
Total Liabilities	2,776,996	1,606,797

Commitments and Contingencies — Note 15

Stockholders' Equity
Preferred stock - $0.01 par value
Authorized - 5,000 shares
Issued and outstanding - None	—	—
Common stock - $0.01 par value
Authorized - 250,000 shares
Issued - 56,338 shares at September 30, 2026 and 56,211 shares at March 31, 2026	563	562
Additional paid-in capital	613,838	608,520
Treasury stock, at cost - 8,941 shares at September 30, 2026 and 8,892 shares at March 31, 2026	(441,985)	(439,301)
Accumulated other comprehensive loss, net of tax	(28,326)	(28,368)
Retained earnings	1,800,575	1,746,103
Total Stockholders' Equity	1,944,665	1,887,516
Total Liabilities and Stockholders' Equity	$4,721,661	$3,494,313
 See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2026	56,312	$563	$612,513	8,940	$(441,962)	$(29,678)	$1,775,280	$1,916,716
Stock-based compensation	—	—	1,231	—	—	—	—	1,231
Exercise of stock options	2	—	94	—	—	—	—	94
Issuance of shares related to restricted stock	24	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	1	(23)	—	—	(23)
Net income	—	—	—	—	—	—	25,295	25,295
Comprehensive income	—	—	—	—	—	1,352	—	1,352
Balances at September 30, 2026	56,338	$563	$613,838	8,941	$(441,985)	$(28,326)	$1,800,575	$1,944,665

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at June 30, 2025	56,171	$561	$600,238	6,960	$(316,330)	$(32,255)	$1,603,268	$1,855,482
Stock-based compensation	—	—	1,767	—	—	—	—	1,767
Exercise of stock options	17	1	751	—	—	—	—	752
Treasury share repurchases	8	—	—	1,152	(75,898)	—	—	(75,898)
Net income	—	—	—	—	—	—	42,211	42,211
Comprehensive income	—	—	—	—	—	655	—	655
Balances at September 30, 2025	56,196	$562	$602,756	8,112	$(392,228)	$(31,600)	$1,645,479	$1,824,969

	Six Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2026	56,211	$562	$608,520	8,892	$(439,301)	$(28,368)	$1,746,103	$1,887,516
Stock-based compensation	—	—	5,225	—	—	—	—	5,225
Exercise of stock options	2	—	94	—	—	—	—	94
Issuance of shares related to restricted stock	125	1	(1)	—	—	—	—	—
Treasury share repurchases	—	—	—	49	(2,684)	—	—	(2,684)
Net income	—	—	—	—	—	—	54,472	54,472
Comprehensive income	—	—	—	—	—	42	—	42
Balances at September 30, 2026	56,338	$563	$613,838	8,941	$(441,985)	$(28,326)	$1,800,575	$1,944,665

	Six Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Totals
(In thousands)	Shares	Par Value		Shares	Amount
Balances at March 31, 2025	56,010	$560	$593,402	6,501	$(277,208)	$(37,659)	$1,555,802	$1,834,897
Stock-based compensation	—	—	5,449	—	—	—	—	5,449
Exercise of stock options	70	1	3,906	—	—	—	—	3,907
Issuance of shares related to restricted stock	—	1	(1)	—	—	—	—	—
Treasury share repurchases	116	—	—	1,611	(115,020)	—	—	(115,020)
Net income	—	—	—	—	—	—	89,677	89,677
Comprehensive income	—	—	—	—	—	6,059	—	6,059
Balances at September 30, 2025	56,196	$562	$602,756	8,112	$(392,228)	$(31,600)	$1,645,479	$1,824,969
See accompanying notes.

Prestige Consumer Healthcare Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2026	2025
Operating Activities
Net income	$54,472	$89,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,717	15,329
Loss on disposal of property and equipment	333	131
Deferred and other income taxes	15,460	23,211
Amortization of debt origination costs	2,109	889
Amortization of acquired inventory step-up	17,207	—
Stock-based compensation costs	5,225	5,449
Loss on extinguishment of debt	1,360	—
Non-cash operating lease cost	4,192	3,879
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(45,392)	(2,580)
Inventories	3,566	(10,277)
Prepaid expenses and other current assets	(6,181)	(11,767)
Accounts payable	16,023	22,545
Accrued liabilities	24,003	3,923
Operating lease liabilities	(4,185)	(3,839)
Other	(256)	(71)
Net cash provided by operating activities	108,653	136,499

Investing Activities
Purchases of property, plant and equipment	(7,327)	(2,940)
Acquisitions, net of cash acquired	(1,193,557)	—
Other	(1,757)	(1,927)
Net cash (used in) investing activities	(1,202,641)	(4,867)

Financing Activities
Proceeds from issuance of Term Loan	1,140,000	—
Net increase in line of credit	887	—
Term loan repayments	(30,000)	—
Proceeds from issuance of senior notes	400,000	—
Repayment of senior notes	(400,000)	—
Payments of debt issuance costs	(28,829)	—
Payments of finance leases	(1,231)	(1,147)
Proceeds from exercise of stock options	94	3,907
Fair value of shares surrendered as payment of tax withholding	(2,684)	(4,216)
Repurchase of common stock	—	(109,775)
Other	(1,486)	—
Net cash provided by (used in) financing activities	1,076,751	(111,231)

Effects of exchange rate changes on cash and cash equivalents	(116)	821
(Decrease) increase in cash and cash equivalents	(17,353)	21,222
Cash and cash equivalents - beginning of period	63,868	97,884
Cash and cash equivalents - end of period	$46,515	$119,106

Interest paid	$41,124	$21,879
Income taxes paid	$24,027	$25,088

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

Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods presented.  Our fiscal year ends on March 31st of each year. References in these Condensed Consolidated Financial Statements or related notes to a year (e.g., 2027) mean our fiscal year ending or ended on March 31st of that year. Operating results for the six months ended September 30, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2027.  These unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require disclosure, on an annual basis, of income taxes paid, disaggregated by federal, state and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than 5% of total income taxes paid. In addition, the amendments in this update also require that income before income taxes be disaggregated between domestic and foreign and income tax expense be disaggregated by federal, state and foreign. This ASU is effective for annual periods beginning after December 15, 2024. We adopted this standard prospectively for our fiscal year ended March 31, 2026. The adoption of this ASU is reflected in our income tax disclosures in Note 14. Income Taxes.

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

2.     Acquisitions

LaCorium Health
On July 1, 2026, we completed the previously announced acquisition of 100% of the outstanding equity interests of LaCorium Health Australia Pty Limited, Stantail Trading Pty Limited, Stantail International Pty Limited, Brands Worldwide Holdings I.P. Pty Limited, and Laderma Holdings Pty Limited, each an Australian company (collectively, “LaCorium Health”), for $152.1 million in cash. The acquisition aligns with our long-term strategy of expanding our portfolio of leading over-the-counter healthcare brands. LaCorium Health is primarily a leader in Australian therapeutic skin care products sold under the Dermal Therapy brand, and also sells the Flexitol brand in international markets outside of Australia. In conjunction with this acquisition, we borrowed an additional $95.0 million under our new term loan credit agreement (see Note 8. Long-Term Debt). We used the proceeds from this loan and cash on hand to finance this transaction.

This acquisition was accounted for in accordance with the Business Combinations topic of the FASB Accounting Standards Codification ("ASC") 805, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

We prepared a preliminary analysis of the fair values of the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes our preliminary allocation of the fair value of assets acquired and liabilities assumed as of July 1, 2026. This allocation is provisional and reflects the information available to management as of the reporting date. The final allocation may differ materially from the amounts presented below as we complete our valuation procedures, obtain additional information about the acquired business, and finalize the assessment of identifiable assets, working capital balances and tax-related items.

(In thousands)	July 1, 2026
Cash	$2,812
Accounts receivable	7,778
Inventories	9,343
Prepaid expenses and other current assets	104
Goodwill	54,680
Intangible assets, net	121,050
Total assets acquired	195,767

Accounts payable	5,192
Other accrued liabilities	3,506
Deferred tax liability	34,977
Total liabilities assumed	43,675
Total purchase price	$152,092

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

Based on this preliminary analysis, we allocated $107.1 million to indefinite-lived intangible assets and $14.0 million to amortizable intangible assets. The amortizable intangible assets consist of a finite-lived tradename of approximately $4.4 million, which is being amortized over an estimated useful life of 20 years, and customer relationships of approximately $9.6 million, which are being amortized over an estimated weighted-average useful life of 17.9 years. The amortizable intangible assets are being amortized on a straight-line basis.

We recorded goodwill of $54.7 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The goodwill is a result of acquiring and retaining workforces and expected synergies from integrating LaCorium Health's operations into the Company's. Goodwill is not deductible for income tax purposes.

The pro forma effect of this acquisition on revenues and earnings was not material. Results are included in the Company’s International Dermatologicals, International Pain Relief and North America Dermatologicals categories.

The OTC Wellness Business
On June 12, 2026, we completed the acquisition of Breathe Right and certain other brands (the "OTC Wellness Business") for a purchase price of $1,044.9 million in cash, which was funded through a new term loan credit agreement (see Note 8. Long-Term Debt). The acquisition aligns with our long-term strategy of expanding our portfolio of leading over-the-counter healthcare brands and enhances our position in the wellness and sleep categories. Control of the OTC Wellness Business was obtained through the acquisition of the assets and contractual rights associated with the acquired brands pursuant to the purchase agreement effective June 12, 2026. The transaction provides us with the ability to direct the use of and obtain substantially all of the economic benefits from the acquired business.

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

We prepared a preliminary analysis of the fair values of the assets acquired as of the acquisition date. The following table summarizes our preliminary allocation of the fair value of assets acquired as of June 12, 2026. Based on our analysis of the acquired assets, contractual agreements and transition services associated with the transaction, no liabilities were identified for recognition as part of this acquisition. During the three months ended September 30, 2026, we recorded measurement period adjustments to the provisional fair values of certain assets acquired in connection with the OTC Wellness Business.  These adjustments were based on new information obtained about facts and circumstances that existed as of the acquisition date.  The net impact of these changes was recorded as an adjustment to goodwill.  This allocation continues to be provisional and reflects the information available to management as of the reporting date. The final allocation may differ materially from the amounts presented below as management continues to evaluate the fair values of acquired inventories and identifiable intangible assets, as well as certain contractual and other acquisition-related matters.

(In thousands)	June 12, 2026
Inventories	$31,338
Goodwill	65,233
Intangible assets	948,370
Total assets acquired	$1,044,941

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

Based on this preliminary analysis, we allocated $691.4 million to indefinite-lived intangible assets and $257.0 million to amortizable intangible assets. The amortizable intangible assets consist of finite-lived tradenames of approximately $183.8 million, which are being amortized over an estimated weighted average useful life of 19.1 years, and customer relationships of approximately $73.2 million, which are being amortized over an estimated weighted average useful life of 18.2 years. The amortizable intangible assets are being amortized on a straight-line basis and have an estimated weighted-average useful life of 18.8 years.

We recorded goodwill of $65.2 million based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The goodwill is a result of expected synergies from integrating the OTC Wellness Business operations into the Company's. Goodwill is deductible for income tax purposes.

The operating results of the OTC Wellness Business have been included in our Consolidated Financial Statements beginning June 12, 2026. Revenues of the acquired OTC Wellness Business since the date of the acquisition through September 30, 2026 were $62.0 million, of which $50.4 million was included in our North American OTC Healthcare segment (primarily in our Wellness, Sleep & Other and Cough, Cold & Allergy categories) and $11.6 million was included in our International OTC Healthcare segment (primarily in our Wellness, Sleep & Other category).

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

The financial information for the periods presented includes pro forma adjustments for incremental amortization associated with acquired intangible assets, incremental interest expense associated with acquisition financing, acquisition-related transaction costs and the impact of inventory fair value adjustments. Material nonrecurring adjustments included in the pro forma information consisted of approximately $14.3 million of inventory fair value step-up recognized in cost of sales and $11.0 million of acquisition-related transaction costs recognized in general and administrative expenses, each as if incurred on April 1, 2025.

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$336,307	$327,197	$633,792	$616,972
Net income	34,259	48,823	70,610	76,661

Pillar5

On December 18, 2025, we completed the acquisition of Pillar5 Pharma, Inc. ("Pillar5") for a purchase price of $109.9 million in cash, which was funded through a combination of cash on hand and our existing asset-based revolving credit facility.

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

The pro forma effect of this acquisition on revenues and earnings was not material.

3.     Inventories

Inventories consist of the following:

(In thousands)	September 30, 2026	March 31, 2026
Components of Inventories
Packaging and raw materials	$23,665	$22,853
Work in process	2,470	2,079
Finished goods	153,068	134,200
Inventories	$179,203	$159,132

Inventories are carried and depicted above at the lower of cost or net realizable value, which includes a reduction in inventory values of $12.5 million at September 30, 2026 and $6.6 million at March 31, 2026 related to obsolete and slow-moving inventory.

4.    Goodwill

A reconciliation of the activity affecting goodwill by operating segment is as follows:

(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Balance - March 31, 2026
Goodwill	$763,503	$31,709	$795,212
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - March 31, 2026	550,987	30,122	581,109
Additions (a)	70,867	49,046	119,913
Adjustment related to acquisition (b)	5,346	—	5,346
Effects of foreign currency exchange rates	(1,163)	59	(1,104)
Balance - September 30, 2026
Goodwill	838,553	80,814	919,367
Accumulated impairment loss	(212,516)	(1,587)	(214,103)
Balance - September 30, 2026	$626,037	$79,227	$705,264
(a) As discussed in Note 2. Acquisitions, on June 12, 2026, we acquired the OTC Wellness Business, and, in connection with this acquisition, we preliminarily allocated $65.2 million to goodwill, reflecting the amount by which the purchase price exceeded the preliminary estimate of the fair value of the net assets acquired. As also discussed in Note 2. Acquisitions, on July 1, 2026, we acquired LaCorium Health, and, in connection with this acquisition, we preliminarily allocated $54.7 million to goodwill, reflecting the amount by which the purchase price exceeded the preliminary estimate of the fair value of the net assets acquired.
(b) As discussed in Note 2. Acquisitions, on December 18, 2025, we acquired Pillar5, one of our Clear Eyes suppliers. This amount reflects measurement period adjustments to the provisional fair values of certain assets acquired during the period.

At February 28, 2026, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all reporting units and, accordingly, no impairment charge was taken. The estimates and assumptions made in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties related to future sales, gross margins, and advertising and marketing expenses, which can be impacted by increases in competition, changing consumer preferences, technical advances, supply chain constraints, labor shortages, and inflation. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. If these assumptions are adversely affected, we may be required to record impairment charges in the future. As of September 30, 2026, we determined no events have occurred that would indicate potential impairment of goodwill.

5.    Intangible Assets, net

A reconciliation of the activity affecting intangible assets, net is as follows:

(In thousands)	Indefinite- Lived Trademarks	Finite-Lived Trademarks and Customer Relationships	Totals
Gross Carrying Amounts
Balance — March 31, 2026	$2,143,675	$450,130	$2,593,805
Additions (a)	798,466	270,954	1,069,420
Effects of foreign currency exchange rates	670	246	916
Balance — September 30, 2026	$2,942,811	$721,330	$3,664,141

Accumulated Amortization
Balance — March 31, 2026	$—	$294,200	$294,200
Additions	—	12,808	12,808
Effects of foreign currency exchange rates	—	74	74
Balance — September 30, 2026	$—	$307,082	$307,082

Intangible assets, net - September 30, 2026	$2,942,811	$414,248	$3,357,059
(a) On June 12, 2026, we completed the acquisition of the OTC Wellness Business. In connection with this acquisition, we allocated $948.4 million to intangible assets. On July 1, 2026, we completed the acquisition of LaCorium Health. In connection with this acquisition, we allocated $121.0 million to intangible assets. See Note 2. Acquisitions.

Amortization expense was $7.9 million and $12.8 million for the three and six months ended September 30, 2026, respectively, and $4.5 million and $8.9 million for the three and six months ended September 30, 2025, respectively.

Finite-lived intangible assets are expected to be amortized over their estimated useful life, which ranges from a period of 10 to 24 years, and the estimated amortization expense for each of the five succeeding years and the periods thereafter is as follows:

(In thousands)
Year Ending March 31,	Amount
2027 (remaining six months ended March 31, 2027)	$15,291
2028	28,722
2029	28,709
2030	28,569
2031	28,539
Thereafter	284,418
$414,248

At February 28, 2026, the date of our annual impairment review, the estimated fair value exceeded the carrying value for all intangible assets, and accordingly, no impairment charge was taken. The assumptions subject to significant uncertainties in the impairment analysis include the discount rate utilized in the analysis, as well as future sales, gross margins, and advertising and marketing expenses. The discount rate assumption may be influenced by such factors as changes in interest rates and rates of inflation, which can have an impact on the determination of fair value. Additionally, should the related fair values of intangible assets be adversely affected as a result of declining sales or margins caused by competition, changing consumer needs or preferences, technological advances, changes in advertising and marketing expenses, supply chain constraints, labor shortages, or inflation, we may be required to record impairment charges in the future. As of September 30, 2026, no events have occurred that would indicate potential impairment of intangible assets.

6.    Leases

We lease real estate and equipment for use in our operations.

The components of lease expense for the three and six months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$820	$820	$1,640	$1,640
Interest on lease liabilities	313	355	633	715
Operating lease cost	2,077	1,940	4,155	3,878
Short term lease cost	63	35	125	69
Variable lease cost	3,876	4,588	8,475	9,414
Total net lease cost	$7,149	$7,738	$15,028	$15,716

As of September 30, 2026, the maturities of lease liabilities were as follows:

(In thousands)
Year Ending March 31,	Operating Leases	Finance Lease	Total
2027 (remaining six months ending March 31, 2027)	$4,218	$1,938	$6,156
2028	8,037	3,875	11,912
2029	6,767	3,869	10,636
2030	6,044	3,366	9,410
2031	1,113	2,664	3,777
Thereafter	1,616	7,993	9,609
Total undiscounted lease payments	27,795	23,705	51,500
Less amount of lease payments representing interest	(3,068)	(4,386)	(7,454)
Total present value of lease payments	$24,727	$19,319	$44,046

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2026
Weighted average remaining lease term (years)
Operating leases	3.87
Finance leases	6.73
Weighted average discount rate
Operating leases	6.42%
Finance leases	6.30%

7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	September 30, 2026	March 31, 2026
Accrued marketing costs	$55,071	$31,631
Accrued compensation costs	10,417	12,127
Accrued broker commissions	2,554	1,476
Income taxes payable	882	733
Accrued professional fees	8,014	8,290
Accrued production costs	6,050	6,018
Line of credit	3,873	2,986
Other accrued liabilities	11,133	9,728
	$97,994	$72,989

8.    Long-Term Debt

Long-term debt consists of the following, as of the dates indicated:

(In thousands, except percentages)	September 30, 2026	March 31, 2026
2021 Senior Notes bearing interest at 3.750%, with interest payable on April 1 and October 1 of each year. The 2021 Senior Notes mature on April 1, 2031.	$600,000	$600,000
2019 Senior Notes bearing interest at 5.125%, with interest payable on January 15 and July 15 of each year. The 2019 Senior Notes were set to mature on January 15, 2028, but were redeemed on July 15, 2026 in conjunction with the issuance of the 2026 Senior Notes.	—	400,000
2026 Senior Notes bearing interest at 6.250%, with interest payable on January 15 and July 15 of each year beginning on January 15, 2027. The 2026 Senior Notes will mature on July 15, 2034.	400,000	—
Term loans bearing interest, at the Borrower's option, at a rate per annum equal to (i) Term SOFR plus 2.00%, or (ii) an alternate base rate based on the highest of Citibank, N.A.'s prime rate, the overnight Federal Funds Rate plus 0.50% and Term SOFR plus 1.00%. Each of Term SOFR and the alternate base rate are subject to a floor of 0.00% and 1.00%, respectively, due on June 12, 2033.	1,110,000	—
Total long-term debt (including current portion)	2,110,000	1,000,000
Less: unamortized debt costs	(30,676)	(6,047)
Long-term debt, net	$2,079,324	$993,953

On July 15, 2026, Prestige Brands, Inc. issued $400.0 million aggregate principal amount of 6.25% senior unsecured notes due in 2034 (the "2026 Senior Notes") pursuant to an indenture, dated July 15, 2026 (the “Indenture”), among Prestige Brands, the guarantors party thereto (including the Company) and U.S. Bank Trust Company, National Association, as trustee. The Indenture provides, among other things, that interest will be payable on the 2026 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2027, until their maturity date of July 15, 2034. We used the net proceeds from the 2026 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 5.125% senior unsecured notes due in 2028 (the "2019 Senior Notes"), and to pay related expenses. During the three months ended September 30, 2026, we recorded a loss on extinguishment of debt of $1.4 million to write off the debt costs related to our 2019 Senior Notes.

On June 12, 2026, in conjunction with the acquisition of the OTC Wellness Business, we entered into a Term Loan Credit Agreement (the "Term Loan Credit Agreement") providing for a $1,045.0 million term loan with a seven-year maturity and paid $21.6 million in debt issuance costs. The Term Loan Credit Agreement requires us to make quarterly amortization payments of 0.25% of the aggregate principal amount. The Term Loan Credit Agreement also permits a second draw of up to $95.0 million that could be used for the acquisition of LaCorium Health, which we announced on May 13, 2026. On July 1, 2026, we borrowed the additional $95.0 million to fund the acquisition of LaCorium Health (see Note 2. Acquisitions). During the three months ended September 30, 2026, we made voluntary repayments of $30.0 million against the outstanding balance under the Term Loan Credit Agreement. Since we have made optional payments, we will not be required to make another payment on the Term Loan Credit Agreement until March 31, 2029.

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

At September 30, 2026, we had no balance outstanding on our 2012 ABL Revolver, and we had a borrowing capacity of $202.4 million.

As of September 30, 2026, aggregate future principal payments required in accordance with the terms of the Term Loan Credit Agreement, the 2012 ABL Revolver, and the indentures governing the senior unsecured notes due 2031 (the "2021 Senior Notes") and the 2026 Senior Notes are as follows:

(In thousands)
Year Ending March 31,	Amount
2027 (remaining six months ending March 31, 2027)	$—
2028	—
2029	1,350
2030	11,400
2031	11,400
Thereafter	2,085,850
$2,110,000

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

The market values have been determined based on market values for similar instruments adjusted for certain factors. As such, the 2026 Senior Notes, the 2021 Senior Notes, the 2019 Senior Notes, and the Term Loan Credit Agreement are measured in Level 2 of the above hierarchy. The summary below details the carrying amounts and estimated fair values of these instruments at September 30, 2026 and March 31, 2026.

	September 30, 2026		March 31, 2026
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$—	$—	$400,000	$399,000
2021 Senior Notes	600,000	534,750	600,000	550,500
2026 Senior Notes	400,000	383,500	—	—
Term Loan Credit Agreement	1,110,000	1,112,775	—	—

At September 30, 2026 and March 31, 2026, we did not have any assets or liabilities measured in Level 1 or 3.

10.    Stockholders' Equity

We are authorized to issue 250.0 million shares of common stock, $0.01 par value per share, and 5.0 million shares of preferred stock, $0.01 par value per share.  The Board of Directors may direct the issuance of the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Each share of common stock has the right to one vote on all matters submitted to a vote of stockholders.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to rights of holders of all classes of outstanding stock having priority rights as to dividends.  No dividends have been declared or paid on our common stock through September 30, 2026.

On May 6, 2024, the Company's Board of Directors authorized the repurchase of up to $300.0 million of the Company's issued and outstanding common stock. Under the authorization, the Company may purchase common stock utilizing open market transactions, transactions structured through investment banking institutions, in privately-negotiated transactions, by direct purchases of common stock or a combination of the foregoing in compliance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. At September 30, 2026, there was $92.2 million remaining to be purchased under the repurchase program.

During the three and six months ended September 30, 2026 and 2025, we repurchased shares of our common stock and recorded them as treasury stock. Our share repurchases consisted of the following:

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
Shares repurchased pursuant to the provisions of the various employee restricted stock awards:
Number of shares	460		2,024		48,662		50,704
Average price per share	$50.94		$80.18		$55.18		$83.15
Total amount repurchased	$0.0	million	$0.1	million	$2.7	million	$4.2	million

Shares repurchased in conjunction with our share repurchase program:
Number of shares	—		1,150,129		—		1,560,575
Average price per share	—		$65.21		—		$70.34
Total amount repurchased	—		$75.0	million	—		$109.8	million

11.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at September 30, 2026 and March 31, 2026:

(In thousands)	September 30, 2026	March 31, 2026
Components of Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(28,874)	$(28,916)
Unrecognized net gain on pension plans, net of tax of $(163) and $(163), respectively	548	548
Accumulated other comprehensive loss, net of tax	$(28,326)	$(28,368)

As of September 30, 2026 and March 31, 2026, no amounts were reclassified from accumulated other comprehensive loss into earnings.

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income	$25,295	$42,211	$54,472	$89,677

Denominator
Denominator for basic earnings per share — weighted average shares outstanding	47,495	49,025	47,479	49,249
Dilutive effect of unvested restricted stock units and options issued to employees and directors	98	239	120	298
Denominator for diluted earnings per share	47,593	49,264	47,599	49,547

Earnings per Common Share:
Basic earnings per share	$0.53	$0.86	$1.15	$1.82

Diluted earnings per share	$0.53	$0.86	$1.14	$1.81

For the three months ended September 30, 2026 and 2025, there were 0.6 million and 0.3 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended September 30, 2026 and 2025, there were 0.7 million and 0.2 million shares, respectively, attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

At September 30, 2026, there were 1.1 million shares available for issuance under the 2020 Plan.

The following table provides information regarding our stock-based compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Pre-tax stock-based compensation costs charged against income	$1,231	$1,767	$5,225	$5,449
Income tax benefit recognized on compensation costs	$196	$229	$703	$694
Total fair value of options and RSUs vested during the period	$1,059	$1,240	$10,025	$10,276
Cash received from the exercise of stock options	$94	$752	$94	$3,907
Tax benefits realized from tax deductions resulting from RSU issuances and stock option exercises	$297	$162	$647	$942

At September 30, 2026, there were $4.1 million of unrecognized compensation costs related to unvested stock options under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.2 years. At September 30, 2026, there were $17.3 million of unrecognized compensation costs related to unvested RSUs and performance stock units ("PSUs") under the 2020 Plan, excluding an estimate for forfeitures which may occur.  We expect to recognize such costs over a weighted average period of 2.1 years.

Restricted Stock Units
The fair value of the RSUs is determined using the closing price of our common stock on the date of the grant. A summary of the RSUs granted under the 2005 Plan and the 2020 Plan is presented below:

RSUs	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Six Months Ended September 30, 2025
Unvested at March 31, 2025	402.2	$63.20
Granted	128.3	82.04
Vested	(128.6)	57.61
Forfeited	(23.8)	63.88
Unvested at September 30, 2025	378.1	71.45
Vested at September 30, 2025	110.2	43.14

Six Months Ended September 30, 2026
Unvested at March 31, 2026	379.1	$71.34
Granted	210.0	55.08
Vested	(118.0)	65.57
Forfeited	(36.5)	63.09
Unvested at September 30, 2026	434.6	65.74
Vested at September 30, 2026	103.7	45.38
Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions presented below:

	Six Months Ended September 30,
	2026	2025
Expected volatility	25.8% to 28.1%	28.4% to 30.1%
Expected dividends	$—	$—
Expected term in years	6.0 to 7.0	6.0 to 7.0
Risk-free rate	4.3%	4.0% to 4.1%
Weighted average grant date fair value of options granted	$18.88	$31.03

A summary of option activity under the 2005 Plan and the 2020 Plan is as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended September 30, 2025
Outstanding at March 31, 2025	518.7	$52.22
Granted	109.7	82.58
Exercised	(70.5)	55.41
Forfeited	(36.3)	76.13
Outstanding at September 30, 2025	521.6	56.51	6.5	$5,482
Vested at September 30, 2025	341.5	46.88	5.3	$5,462

Six Months Ended September 30, 2026
Outstanding at March 31, 2026	500.3	$56.40
Granted	187.6	55.28
Exercised	(2.4)	39.98
Forfeited	(7.0)	64.28
Expired	(14.6)	57.11
Outstanding at September 30, 2026	663.9	56.05	6.4	$1,367
Vested at September 30, 2026	410.6	52.10	4.7	$1,367

The aggregate intrinsic value of options exercised during the six months ended September 30, 2026 was $0.02 million.

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

Income taxes are recorded in our quarterly financial statements based on our estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The effective tax rates used in the calculation of income taxes were 46.7% and 38.9% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rates used in the calculation of income taxes were 36.7% and 31.5% for the six months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025 was primarily due to the establishment of a valuation allowance against deferred tax assets.

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

16.    Concentrations of Risk

Our revenues are concentrated in the area of OTC Healthcare. We sell our products to mass merchandisers, drug, food, dollar, convenience and club stores and e-commerce channels. During each of the three and six months ended September 30, 2026, approximately 38% and 36%, respectively, of our gross revenues were derived from our five top selling brands. During each of the three and six months ended September 30, 2025, approximately 37% and 38%, respectively, of our gross revenues were derived from our five top selling brands. Walmart accounted for approximately 20% of our gross revenues for the three and six months ended September 30, 2026. Walmart accounted for approximately 20% and 21% of our gross revenues for the three and six months ended September 30, 2025, respectively. Amazon accounted for approximately 12% and 14% of our gross revenues for the three and six months ended September 30, 2026, respectively. Amazon accounted for approximately 13% and 12% of our gross revenues for the three and six months ended September 30, 2025, respectively.

Our product distribution in the United States is managed by a third party through one primary distribution center in Indiana. We operate a mix and fill manufacturing facility in Virginia, a powder manufacturing facility in Victoria, Australia, and a sterile ophthalmic manufacturing facility in Ontario, Canada. A natural disaster, such as tornado, earthquake, flood, or fire at our distribution center or our own or a third-party manufacturing facility could damage our inventory and/or materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. In addition, a serious disruption caused by performance or contractual issues with our third-party distribution manager, equipment failures, or labor shortages or contagious disease outbreaks or other public health emergencies at our distribution center or manufacturing facilities could also materially impact our product distribution. Any disruption could result in increased costs, expense and/or shipping times, and could harm our reputation and cause us to incur customer fees and penalties. We could also incur significantly higher costs and experience longer lead times should we be required to replace our distribution center, the third-party distribution manager or the manufacturing facilities. As a result, any serious disruption could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2026, we had relationships with 96 third-party manufacturers.  Of those, we had long-term contracts with 21 manufacturers that produced items that accounted for approximately 62% of externally produced gross sales for the six months ended September 30, 2026. At September 30, 2025, we had relationships with 101 third-party manufacturers.  Of those, we had long-term contracts with 17 manufacturers that produced items that accounted for approximately 57% of externally produced gross sales for the six months ended September 30, 2025. One of our suppliers, a privately owned pharmaceutical manufacturer with whom we have a long-term supply agreement, produced products that accounted for approximately 19% of our gross revenues for the six months ended September 30, 2026 and 22% of gross revenues for the six months ended September 30, 2025, while we accounted for a significant portion of their gross revenues over both those time periods. No other single third-party supplier produces products that account for 10% or more of our gross revenues. The fact that we do not have long-term contracts with certain manufacturers means that they could cease manufacturing our products at any time and for any reason or initiate arbitrary and costly price increases, which could have a material adverse effect on our business and results of operations. Although we are continually in the process of negotiating long-term contracts with certain key manufacturers, we may not be able to reach a timely agreement, which could have a material adverse effect on our business and results of operations.

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

The tables below summarize information about our reportable segments.

	Three Months Ended September 30, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$271,812	$64,495	$336,307
Cost of sales	132,992	30,777	163,769
Gross profit	138,820	33,718	172,538
Advertising and marketing	40,488	11,738	52,226
Contribution margin	$98,332	$21,980	$120,312
Other operating expenses			39,600
Operating income			$80,712
* Intersegment revenues of $0.9 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$498,018	$103,999	$602,017
Cost of sales	243,257	50,034	293,291
Gross profit	254,761	53,965	308,726
Advertising and marketing	69,418	17,476	86,894
Contribution margin	$185,343	$36,489	$221,832
Other operating expenses			88,600
Operating income			$133,232
* Intersegment revenues of $1.6 million were eliminated from the North American OTC Healthcare segment.

	Three Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$230,756	$43,358	$274,114
Cost of sales	102,348	20,187	122,535
Gross profit	128,408	23,171	151,579
Advertising and marketing	32,033	6,668	38,701
Contribution margin	$96,375	$16,503	$112,878
Other operating expenses			33,208
Operating income			$79,670
* Intersegment revenues of $0.6 million were eliminated from the North American OTC Healthcare segment.

	Six Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Total segment revenues*	$443,334	$80,310	$523,644
Cost of sales	194,526	37,208	231,734
Gross profit	248,808	43,102	291,910
Advertising and marketing	60,987	12,651	73,638
Contribution margin	$187,821	$30,451	$218,272
Other operating expenses			66,846
Operating income			$151,426
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

The tables below summarize information about our segment revenues from similar product groups.

	Three Months Ended September 30, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Cough, Cold & Allergy	$27,221	$9,101	$36,322
Dermatologicals	34,274	9,584	43,858
Eye & Ear Care	29,165	5,448	34,613
Gastrointestinal	43,958	19,156	63,114
Oral Care	22,869	3,731	26,600
Pain Relief	29,223	1,667	30,890
Wellness, Sleep & Other	37,201	10,120	47,321
Women's Health	47,901	5,688	53,589
Total segment revenues	$271,812	$64,495	$336,307

	Six Months Ended September 30, 2026
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Cough, Cold & Allergy	$42,849	$14,778	$57,627
Dermatologicals	64,889	12,164	77,053
Eye & Ear Care	57,504	10,087	67,591
Gastrointestinal	91,099	34,217	125,316
Oral Care	41,327	7,631	48,958
Pain Relief	55,448	2,244	57,692
Wellness, Sleep & Other	49,760	11,888	61,648
Women's Health	95,142	10,990	106,132
Total segment revenues	$498,018	$103,999	$602,017

	Three Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Cough, Cold & Allergy	$20,472	$6,813	$27,285
Dermatologicals	32,792	2,904	35,696
Eye & Ear Care	29,387	4,790	34,177
Gastrointestinal	46,413	17,787	64,200
Oral Care	21,039	3,728	24,767
Pain Relief	27,232	1,501	28,733
Wellness, Sleep & Other	6,127	277	6,404
Women's Health	47,294	5,558	52,852
Total segment revenues	$230,756	$43,358	$274,114

	Six Months Ended September 30, 2025
(In thousands)	North American OTC Healthcare	International OTC Healthcare	Consolidated
Cough, Cold & Allergy	$33,825	$12,467	$46,292
Dermatologicals	60,644	5,161	65,805
Eye & Ear Care	57,168	9,317	66,485
Gastrointestinal	90,109	31,875	121,984
Oral Care	39,193	7,276	46,469
Pain Relief	54,490	3,175	57,665
Wellness, Sleep & Other	10,853	659	11,512
Women's Health	97,052	10,380	107,432
Total segment revenues	$443,334	$80,310	$523,644

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

Acquisitions
Acquisition of LaCorium Health
On July 1, 2026, we completed the previously announced acquisition of 100% of the outstanding equity interests of LaCorium Health Australia Pty Limited, Stantail Trading Pty Limited, Stantail International Pty Limited, Brands Worldwide Holdings I.P. Pty Limited, and Laderma Holdings Pty Limited, each an Australian company (collectively, “LaCorium Health”), for $152.1 million in cash. LaCorium Health is primarily a leader in Australian therapeutic skin care products sold under the Dermal Therapy brand, and also sells the Flexitol brand in international markets outside of Australia. In conjunction with this acquisition, we borrowed an additional $95.0 million under our new term loan credit agreement. We used the proceeds from this loan and cash on hand to finance this transaction.

The pro forma effect of this acquisition on revenues and earnings was not material.

Acquisition of the OTC Wellness Business
On June 12, 2026, we completed the acquisition of Breathe Right and certain other brands (the "OTC Wellness Business"), from Foundation Consumer Brands, LLC and certain of its affiliates for a purchase price of $1,044.9 million in cash (the "Breathe Right Acquisition"). In connection with this acquisition, we entered into a Term Loan Credit Agreement on June 12, 2026 (the "Term Loan Credit Agreement") providing for term loans in the amount of $1,044.9 million, the proceeds of which were used to, along with cash on hand, finance the Breathe Right Acquisition and fees and expenses incurred in connection with the closing of the Term Loan Credit Agreement and the Breathe Right Acquisition. As a result of this acquisition, we acquired certain assets primarily related to a portfolio of over-the-counter consumer health products.

The results of the OTC Wellness Business have been included in our consolidated financial statements from the acquisition date. Unaudited pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of fiscal 2026 is included in Note 2. Acquisitions.

Acquisition of Pillar5
On December 18, 2025, we completed the acquisition of Pillar5 Pharma, Inc. ("Pillar5") for a purchase price of $109.9 million in cash, which was funded through a combination of cash on hand and our existing asset-based revolving credit facility.

Based in Ontario, Canada, Pillar5 is a leading sterile ophthalmic manufacturer and one of our current Clear Eyes suppliers.

The pro forma effect of this acquisition on revenues and earnings was not material.

The details of the LaCorium Health, OTC Wellness Business and Pillar5 acquisitions are included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 2. Acquisitions, of this Quarterly Report on Form 10-Q.

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

Manufacturing
Certain of our manufacturers have experienced, and may continue to experience, difficulty meeting demand, which has contributed to shortages of certain products, particularly sterile eye care products, as a result of manufacturing improvement initiatives, heightened regulatory scrutiny and evolving regulatory expectations. Recently, all of our sterile eye care manufacturing sites, including those operated by certain third-party manufacturers, have undergone inspections by health authorities, and we and our third-party manufacturers are actively engaging with those authorities and implementing responsive actions intended to strengthen quality systems, improve production consistency and support more reliable supply over time. These activities may result in periods of manufacturing variability, reduced capacity, production delays or product shortages if related remediation, qualification, validation or regulatory readiness activities take longer than expected. These shortages have negatively impacted our results of operations, and further shortages may continue to have a negative impact on sales of our eye care products. We believe these ongoing investments and engagement with health authorities will better position us and our third-party manufacturers to improve supply reliability and support recovery in affected product categories over the long-term.

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

Results of Operations

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

Total Segment Revenues

In connection with the acquisition of the OTC Wellness Business, the Company established a new product category, Wellness, Sleep & Other, and renamed certain existing product categories. As a result, certain brands were reclassified among product categories. Prior period amounts have been reclassified to conform to the current period presentation.

The following table represents total revenue by segment, including product groups, for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
					Increase (Decrease)
(In thousands)	2026	%	2025	%	Amount	%
North American OTC Healthcare
Cough, Cold & Allergy	$27,221	8.1	$20,472	7.5	6,749	33.0
Dermatologicals	34,274	10.2	32,792	12.0	1,482	4.5
Eye & Ear Care	29,165	8.7	29,387	10.7	(222)	(0.8)
Gastrointestinal	43,958	13.1	46,413	16.9	(2,455)	(5.3)
Oral Care	22,869	6.8	21,039	7.7	1,830	8.7
Pain Relief	29,223	8.7	27,232	9.9	1,991	7.3
Wellness, Sleep & Other	37,201	11.1	6,127	2.2	31,074	507.2
Women's Health	47,901	14.1	47,294	17.3	607	1.3
Total North American OTC Healthcare	271,812	80.8	230,756	84.2	41,056	17.8

International OTC Healthcare
Cough, Cold & Allergy	$9,101	2.7	$6,813	2.5	2,288	33.6
Dermatologicals	9,584	2.8	2,904	1.1	6,680	230.0
Eye & Ear Care	5,448	1.6	4,790	1.7	658	13.7
Gastrointestinal	19,156	5.8	17,787	6.5	1,369	7.7
Oral Care	3,731	1.1	3,728	1.4	3	0.1
Pain Relief	1,667	0.5	1,501	0.5	166	11.1
Wellness, Sleep & Other	10,120	3.0	277	0.1	9,843	3,553.4
Women's Health	5,688	1.7	5,558	2.0	130	2.3
Total International OTC Healthcare	64,495	19.2	43,358	15.8	21,137	48.7

Total Consolidated	$336,307	100.0	$274,114	100.0	$62,193	22.7

Total revenues for the three months ended September 30, 2026 were $336.3 million, an increase of $62.2 million, or 22.7%, versus the three months ended September 30, 2025.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $41.1 million, or 17.8%, during the three months ended September 30, 2026 versus the three months ended September 30, 2025. The $41.1 million increase was primarily attributable to an increase in sales in the Wellness, Sleep & Other and Cough, Cold & Allergy categories, primarily attributable to the acquisition of the OTC Wellness Business.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $21.1 million, or 48.7%, during the three months ended September 30, 2026 versus the three months ended September 30, 2025. The $21.1 million increase was primarily attributable to an increase in sales in the Wellness, Sleep & Other and Dermatologicals categories. The increase in the Wellness, Sleep & Other category was primarily attributable to the acquisition of the OTC Wellness Business, particularly the Breathe Right brand. The increase in the Dermatologicals category was primarily attributable to the acquisition of LaCorium Health, particularly the Dermal Therapy brand.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2026	%	2025	%	Amount	%
North American OTC Healthcare	$138,820	51.1	$128,408	55.6	$10,412	8.1
International OTC Healthcare	33,718	52.3	23,171	53.4	10,547	45.5
	$172,538	51.3	$151,579	55.3	$20,959	13.8

Gross profit for the three months ended September 30, 2026 increased $21.0 million, or 13.8%, when compared with the three months ended September 30, 2025.  As a percentage of total revenues, gross profit decreased to 51.3% during three months ended September 30, 2026 from 55.3% during three months ended September 30, 2025, primarily due to costs associated with improving and optimizing the acquired Pillar5 facility for increases in long-term capacity, and amortization of inventory fair value step-up related to the acquisitions of the OTC Wellness Business and LaCorium Health.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $10.4 million, or 8.1%, during the three months ended September 30, 2026 versus the three months ended September 30, 2025. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 51.1% during the three months ended September 30, 2026 from 55.6% during the three months ended September 30, 2025, primarily due to costs associated with improving and optimizing the acquired Pillar5 facility for increases in long-term capacity, and amortization of inventory fair value step-up related to the acquisition of the OTC Wellness Business.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $10.5 million, or 45.5%, during the three months ended September 30, 2026 versus the three months ended September 30, 2025. As a percentage of International OTC Healthcare revenues, gross profit decreased to 52.3% during the three months ended September 30, 2026 from 53.4% during the three months ended September 30, 2025, primarily due to amortization of inventory fair value step-up related to the acquisition of LaCorium Health.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Three Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2026	%	2025	%	Amount	%
North American OTC Healthcare	$98,332	36.2	$96,375	41.8	$1,957	2.0
International OTC Healthcare	21,980	34.1	16,503	38.1	5,477	33.2
	$120,312	35.8	$112,878	41.2	$7,434	6.6

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment increased $2.0 million, or 2.0%, during the three months ended September 30, 2026 versus the three months ended September 30, 2025. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 36.2% during the three months ended September 30, 2026 from 41.8% during the three months ended September 30, 2025. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above as well as an increase in advertising and marketing spend in the three months ended September 30, 2026.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $5.5 million, or 33.2%, during the three months ended September 30, 2026 versus the three months ended September 30, 2025. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 34.1% during the three months ended September 30, 2026 from 38.1% during the three months ended September 30, 2025. The contribution margin decrease as a percentage of revenues was primarily due to the decrease in gross profit margin noted above as well as an increase in advertising and marketing spend in the three months ended September 30, 2026.

General and Administrative
General and administrative expenses were $30.9 million for the three months ended September 30, 2026 and $28.0 million for the three months ended September 30, 2025. The $2.9 million increase in general and administrative expenses was primarily due to increases in compensation-related costs associated with our acquisitions.

Depreciation and Amortization
Depreciation and amortization expenses were $8.7 million for the three months ended September 30, 2026 and $5.2 million for the three months ended September 30, 2025. The $3.5 million increase in depreciation and amortization expenses was primarily attributable to an increase in amortization expense due to the addition of certain brands in conjunction with the OTC Wellness Business acquisition.

Interest Expense, Net
Interest expense, net was $30.0 million during the three months ended September 30, 2026 versus $10.0 million during the three months ended September 30, 2025. The average indebtedness during the three months ended September 30, 2026 increased to $2.1 billion from $1.0 billion during the three months ended September 30, 2026. The increase in average indebtedness is due to the result of borrowings under the new Term Loan Credit Agreement used to fund our acquisitions of the OTC Wellness Business and LaCorium Health. The average cost of borrowing increased to 5.6% for the three months ended September 30, 2026 from 4.5% for the three months ended September 30, 2025. The increase in the average cost of borrowing is primarily attributed to the amount outstanding under the new Term Loan Credit Agreement as well as the issuance of the 6.25% senior unsecured notes due in 2034 (the "2026 Senior Notes") and related redemption of the 5.125% senior unsecured notes due in 2028 (the "2019 Senior Notes").

Loss on Extinguishment of Debt
During the three months ended September 30, 2026, we recorded a loss on extinguishment of debt of $1.4 million related to the redemption of our 2019 Senior Notes.

Income Taxes
The provision for income taxes during the three months ended September 30, 2026 was $22.2 million versus $26.9 million during the three months ended September 30, 2025.  The effective tax rate during the three months ended September 30, 2026 was 46.7% versus 38.9% during the three months ended September 30, 2025. The increase in the effective tax rate for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily due to the establishment of a valuation allowance against deferred tax assets.

Results of Operations

Six Months Ended September 30, 2026 compared to the Six Months Ended September 30, 2025

Total Segment Revenues

In connection with the acquisition of the OTC Wellness Business, the Company established a new product category, Wellness, Sleep & Other, and renamed certain existing product categories. As a result, certain brands were reclassified among product categories. Prior period amounts have been reclassified to conform to the current period presentation.

The following table represents total revenue by segment, including product groups, for the six months ended September 30, 2026 and 2025.

	Six Months Ended September 30,
					Increase (Decrease)
(In thousands)	2026	%	2025	%	Amount	%
North American OTC Healthcare
Cough, Cold & Allergy	$42,849	7.1	$33,825	6.5	$9,024	26.7
Dermatologicals	64,889	10.8	60,644	11.6	4,245	7.0
Eye & Ear Care	57,504	9.6	57,168	10.9	336	0.6
Gastrointestinal	91,099	15.1	90,109	17.2	990	1.1
Oral Care	41,327	6.9	39,193	7.5	2,134	5.4
Pain Relief	55,448	9.2	54,490	10.4	958	1.8
Wellness, Sleep & Other	49,760	8.3	10,853	2.1	38,907	358.5
Women's Health	95,142	15.7	97,052	18.5	(1,910)	(2.0)
Total North American OTC Healthcare	498,018	82.7	443,334	84.7	54,684	12.3

International OTC Healthcare
Cough, Cold & Allergy	$14,778	2.5	$12,467	2.4	$2,311	18.5
Dermatologicals	12,164	2.0	5,161	1.0	7,003	135.7
Eye & Ear Care	10,087	1.7	9,317	1.8	770	8.3
Gastrointestinal	34,217	5.6	31,875	6.0	2,342	7.3
Oral Care	7,631	1.3	7,276	1.4	355	4.9
Pain Relief	2,244	0.4	3,175	0.6	(931)	(29.3)
Wellness, Sleep & Other	11,888	2.0	659	0.1	11,229	1,703.9
Women's Health	10,990	1.8	10,380	2.0	610	5.9
Total International OTC Healthcare	103,999	17.3	80,310	15.3	23,689	29.5

Total Consolidated	$602,017	100.0	$523,644	100.0	$78,373	15.0

Total revenues for the six months ended September 30, 2026 were $602.0 million, an increase of $78.4 million, or 15.0%, versus the six months ended September 30, 2025.

North American OTC Healthcare Segment
Revenues for the North American OTC Healthcare segment increased $54.7 million, or 12.3%, during the six months ended September 30, 2026 versus the six months ended September 30, 2025. The $54.7 million increase was primarily attributable to an increase in sales in the Wellness, Sleep & Other and Cough, Cold & Allergy categories. The increase in the Wellness, Sleep & Other and Cough, Cold & Allergy categories was primarily attributable to the acquisition of the OTC Wellness Business.

International OTC Healthcare Segment
Revenues for the International OTC Healthcare segment increased $23.7 million, or 29.5%, during the six months ended September 30, 2026 versus the six months ended September 30, 2025. The $23.7 million increase was mainly attributable to an increase in sales in the Wellness, Sleep & Other and Dermatologicals categories. The increase in the Wellness, Sleep & Other category was primarily attributable to the acquisition of the OTC Wellness Business, particularly the Breathe Right brand. The increase in the Dermatologicals category was primarily attributable to the acquisition of LaCorium Health, particularly the Dermal Therapy brand.

Gross Profit
The following table presents our gross profit and gross profit as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Gross Profit	2026	%	2025	%	Amount	%
North American OTC Healthcare	$254,761	51.2	$248,808	56.1	$5,953	2.4
International OTC Healthcare	53,965	51.9	43,102	53.7	10,863	25.2
	$308,726	51.3	$291,910	55.7	$16,816	5.8

Gross profit for the six months ended September 30, 2026 increased $16.8 million, or 5.8%, when compared with the six months ended September 30, 2025.  As a percentage of total revenues, gross profit decreased to 51.3% during the six months ended September 30, 2026 from 55.7% during the six months ended September 30, 2025, primarily due to costs associated with improving and optimizing the acquired Pillar5 facility for increases in long-term capacity, and amortization of inventory fair value step-up related to the acquisitions of the OTC Wellness Business and LaCorium Health.

North American OTC Healthcare Segment
Gross profit for the North American OTC Healthcare segment increased $6.0 million, or 2.4%, during the six months ended September 30, 2026 versus the six months ended September 30, 2025. As a percentage of North American OTC Healthcare revenues, gross profit decreased to 51.2% during the six months ended September 30, 2026 from 56.1% during the six months ended September 30, 2025, primarily due to costs associated with improving and optimizing the acquired Pillar5 facility for increases in long-term capacity, and amortization of inventory fair value step-up related to the acquisition of the OTC Wellness Business.

International OTC Healthcare Segment
Gross profit for the International OTC Healthcare segment increased $10.9 million, or 25.2%, during the six months ended September 30, 2026 versus the six months ended September 30, 2025. As a percentage of International OTC Healthcare revenues, gross profit decreased to 51.9% during the six months ended September 30, 2026 from 53.7% during the six months ended September 30, 2025, primarily due to amortization of inventory fair value step-up related to the acquisition of LaCorium Health.

Contribution Margin
Contribution margin is our segment measure of profitability. It is defined as gross profit less advertising and marketing expenses.

The following table presents our contribution margin and contribution margin as a percentage of total segment revenues, by segment for each of the periods presented.

	Six Months Ended September 30,
(In thousands)					Increase (Decrease)
Contribution Margin	2026	%	2025	%	Amount	%
North American OTC Healthcare	$185,343	37.2	$187,821	42.4	$(2,478)	(1.3)
International OTC Healthcare	36,489	35.1	30,451	37.9	6,038	19.8
	$221,832	36.8	$218,272	41.7	$3,560	1.6

North American OTC Healthcare Segment
Contribution margin for the North American OTC Healthcare segment for the six months ended September 30, 2026 decreased $2.5 million, or 1.3%, when compared with the six months ended September 30, 2025. As a percentage of North American OTC Healthcare revenues, contribution margin decreased to 37.2% during the six months ended September 30, 2026 from 42.4% during the six months ended September 30, 2025, primarily due to the decrease in gross profit margin noted above.

International OTC Healthcare Segment
Contribution margin for the International OTC Healthcare segment increased $6.0 million, or 19.8%, during the six months ended September 30, 2026 versus the six months ended September 30, 2025. As a percentage of International OTC Healthcare revenues, contribution margin decreased to 35.1% during the six months ended September 30, 2026 from 37.9% during the six months ended September 30, 2025, primarily due to the decrease in gross profit noted above as well as increased advertising and marketing spend in the six months ended September 30, 2026.

General and Administrative
General and administrative expenses were $74.2 million for the six months ended September 30, 2026 and $56.5 million for the six months ended September 30, 2025. The $17.7 million increase in general and administrative expenses was primarily due to increases in acquisition-related costs.

Depreciation and Amortization
Depreciation and amortization expenses were $14.4 million for the six months ended September 30, 2026 and $10.4 million for the six months ended September 30, 2025. The $4.0 million increase in depreciation and amortization expenses was primarily attributable to an increase in amortization expense due to the addition of certain brands in conjunction with the OTC Wellness Business acquisition.

Interest Expense, Net
Interest expense, net was $44.0 million during the six months ended September 30, 2026 versus $20.2 million during the six months ended September 30, 2025. The average indebtedness during the six months ended September 30, 2026 increased to $1.7 billion from $1.0 billion during the six months ended September 30, 2025. The increase in average indebtedness is the result of borrowings under the new term loan credit agreement used to fund our acquisitions of the OTC Wellness Business and LaCorium Health. The average cost of borrowing increased to 5.3% for the six months ended September 30, 2026, compared to 4.5% for the six months ended September 30, 2025. The increase in the average costs of borrowing is primarily attributed to the amount outstanding under the new term loan credit agreement as well as the issuance of the 2026 Senior Notes and related redemption of the 2019 Senior Notes.

Loss on Extinguishment of Debt
During the six months ended September 30, 2026, we recorded a loss on extinguishment of debt of $1.4 million related to the redemption of our 2019 Senior Notes.

Income Taxes
The provision for income taxes during the six months ended September 30, 2026 was $31.5 million versus $41.2 million during the six months ended September 30, 2025.  The effective tax rate during the six months ended September 30, 2026 was 36.7% versus 31.5% during the six months ended September 30, 2025. The increase in the effective tax rate for the six months ended September 30, 2026, compared to the six months ended September 30, 2025 was primarily due to the establishment of a valuation allowance against deferred tax assets.

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

As of September 30, 2026, we had cash and cash equivalents of $46.5 million, a decrease of $17.4 million from March 31, 2026. The following table summarizes the change:

	Six Months Ended September 30,
(In thousands)	2026	2025	$ Change
Cash provided by (used in):
Operating Activities	$108,653	$136,499	$(27,846)
Investing Activities	(1,202,641)	(4,867)	(1,197,774)
Financing Activities	1,076,751	(111,231)	1,187,982
Effects of exchange rate changes on cash and cash equivalents	(116)	821	(937)
Net change in cash and cash equivalents	$(17,353)	$21,222	$(38,575)

Operating Activities
Net cash provided by operating activities was $108.7 million for the six months ended September 30, 2026, compared to $136.5 million for the six months ended September 30, 2025. The $27.8 million decrease was due to a decrease in net income before non-cash items and unfavorable working capital.

Investing Activities
Net cash used in investing activities was $1,202.6 million for the six months ended September 30, 2026, compared to $4.9 million for the six months ended September 30, 2025. The $1,197.8 million increase in net cash used in investing activities was primarily due to acquisitions during the six months ended September 30, 2026.

Financing Activities
Net cash provided by financing activities was $1,076.8 million for the six months ended September 30, 2026, compared to net cash used in financing activities of $111.2 million for the six months ended September 30, 2025. The $1,188.0 million increase in cash provided by financing activities was primarily due to the proceeds from the issuance of term loans of $1,140.0 million under a new term loan credit agreement and a decrease in the repurchase of shares of our common stock in conjunction with our share repurchase program of $109.8 million, partly offset by repayments of the term loan of $30.0 million and the payment of debt issuance costs of $28.8 million.

Capital Resources

As of September 30, 2026, we had an aggregate of $2.1 billion of outstanding indebtedness, which consisted of the following:

•$400.0 million of 6.250% 2026 Senior Notes, which mature on July 15, 2034;

•$600.0 million of 3.750% 2021 senior unsecured notes, which mature on April 1, 2031 (the "2021 Senior Notes"); and

•$1,110.0 million of borrowings under our Term Loan Credit Agreement, due June 12, 2033 (the "Term Loan Credit Agreement").

At September 30, 2026, we had no balance outstanding on our asset-based revolving credit facility originally entered into on January 31, 2012 (the "2012 ABL Revolver"), and we had a borrowing capacity of $202.4 million.

On July 15, 2026, Prestige Brands, Inc. issued $400.0 million aggregate principal amount of 6.250% 2026 Senior Notes due in 2034 pursuant to an indenture, dated July 15, 2026 (the “Indenture”), among Prestige Brands, the guarantors party thereto (including the Company) and U.S. Bank Trust Company, National Association, as trustee. The Indenture provides, among other things, that interest will be payable on the 2026 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2027, until their maturity date of July 15, 2034. We used the net proceeds from the 2026 Senior Notes, together with cash on hand, to redeem all $400.0 million of our outstanding 5.125% 2019 Senior Notes, and to pay related expenses.

On June 12, 2026, in conjunction with the acquisition of the OTC Wellness Business, we entered into the Term Loan Credit Agreement providing for a $1,045.0 million term loan with a seven-year maturity and paid $21.6 million in debt issuance costs. The Term Loan Credit Agreement requires us to make quarterly amortization payments of 0.25% of the aggregate principal amount. The Term Loan Credit Agreement also permits a second draw of up to $95.0 million that could be used for the acquisition of LaCorium Health, which we announced on May 13, 2026. On July 1, 2026, we borrowed the additional $95.0 million to fund the acquisition of LaCorium Health.

Also on June 12, 2026, we entered into Amendment No. 10 (the "ABL Amendment") to our 2012 ABL Revolver. The ABL Amendment provides for (i) an increase in the aggregate revolving commitment of the 2012 ABL Revolver from $200.0 million to $225.0 million and (ii) an extended maturity date of the 2012 ABL Revolver to June 12, 2031.

Maturities:

(In thousands)
Year Ending March 31,	Amount
2027 (remaining six months ending March 31, 2027)	$—
2028	—
2029	1,350
2030	11,400
2031	11,400
Thereafter	2,085,850
$2,110,000
Covenants:
The Term Loan Credit Agreement, the credit agreement governing the 2012 ABL Revolver, and the indentures governing the 2021 Senior Notes and 2026 Senior Notes contain customary provisions that accelerate our indebtedness on certain changes in control and restrict us from undertaking specified corporate actions, including asset dispositions, acquisitions, payments of dividends and other specified payments, repurchasing our equity securities in the public markets, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.

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

At September 30, 2026, we were in compliance with the applicable covenants under the Term Loan Credit Agreement, the credit agreement governing the 2012 ABL Revolver and the indentures governing the 2021 Senior Notes and the 2026 Senior Notes. Management anticipates that in the normal course of operations, we will be in compliance with the applicable covenants during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Although these estimates are based on our knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates.  A summary of our critical accounting policies is presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.  There were no material changes to our critical accounting policies during the six months ended September 30, 2026.

Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in the notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item I, Note 1. Business and Basis of Presentation, of this Quarterly Report on Form 10-Q.

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

For more information, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates because our Term Loan Credit Agreement and 2012 ABL Revolver are variable rate debt. At September 30, 2026, $1,110.0 million of our debt carries a variable rate of interest.

Holding other variables constant, including levels of indebtedness, a 1.0% increase in interest rates on our variable rate debt would have an adverse impact on pre-tax earnings and cash flows for the three and six months ended September 30, 2026 of approximately $2.8 million and $3.4 million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2026.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We are continuing to evaluate and integrate the internal control over financial reporting of Pillar5, which was acquired on December 18, 2025. Other than activities related to the integration of Pillar5, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	—	$—	—	$92,208
August 1 to August 31, 2026	460	$50.94	—	$92,208
September to September 30, 2026	—	$—	—	$92,208
Total	460		—
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

PRESTIGE CONSUMER HEALTHCARE INC.

Date:	November 5, 2026	By:	/s/ Christine Sacco
Christine Sacco
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)